Form 10-Q
period 2020-09-30
Rice Acquisition Corp.
filed 2020-12-03
CIK 1823766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Rice Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39644	85-2867266
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

102 East Main Street, Second Story
Carnegie, Pennsylvania	15106
(Address of principal executive offices)	(Zip Code)

(713) 446-6259

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one warrant	RICE U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	RICE	The New York Stock Exchange
Warrants, each whole exercisable for one share of Class A common stock at an exercise price of $11.50 per share	RICE WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 3, 2020, 23,727,500 shares of Class A common stock, par value $0.0001, and 6,181,350 shares of Class B common stock, par value $0.0001, were issued and outstanding.

RICE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Deferred offering costs associated with initial public offering	$396,561
Total Assets	$396,561

Liabilities and Stockholder’s Deficit:
Current liabilities:
Accrued expenses	$193,000
Accounts payable	135,603
Franchise tax payable	16,165
Note payable - related party	44,000
Total current liabilities	388,768
Deferred legal fees	101,000
Total liabilities	489,768

Commitments and Contingencies

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,500 shares issued and outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,181,350 shares issued and outstanding (1)	618
Additional paid-in capital	24,382
Accumulated deficit	(114,622)
Total Rice Acquisition Corp deficit	(89,622)

Non-controlling interest in subsidiary	(3,585)

Total stockholder’s deficit	(93,207)
Total Liabilities and Stockholder’s Deficit	$396,561

(1)	This number includes up to 806,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase 2,225,000 Units; thus, only 250,000 shares of Class B common stock remain subject to forfeiture. (See Note 4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

General and administrative expenses	$103,042
Franchise tax expense	16,165
Net loss	(119,207)
Net loss attributable to non-controlling interest in subsidiary	(4,585)
Net loss attributable to Rice Acquisition Corp.	$(114,622)

Weighted average shares outstanding of Class A common stock	2,500
Basic and diluted net loss per share, Class A	$(45.85)
Weighted average shares outstanding of Class B common stock (1)	5,931,350
Basic and diluted net loss per share, Class B	$-

(1)	This number excludes an aggregate of up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	subsidiary	Deficit
Balance - September 1, 2020 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B common stock to Sponsor (1)	2,500	-	6,181,350	618	24,382	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Net loss	-	-	-	-	-	(114,622)	(4,585)	(119,207)
Balance - September 30, 2020 (unaudited)	2,500	-	6,181,350	618	24,382	(114,622)	(3,585)	(93,207)

(1)	This number includes up to 806,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase 2,225,000 Units; thus, only 250,000 shares of Class B common stock remain subject to forfeiture. (See Note 4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(119,207)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses and prepaid expenses paid by Sponsor under note payable	9,000
Changes in operating assets and liabilities:
Accounts payable	94,042
Franchise tax payable	16,165
Net cash used in operating activities	-

Net change in cash	-
Cash - beginning of the period	-
Cash - end of the period	$-

Supplemental disclosure of noncash financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class A and Class B common stock	$25,000
Deferred offering costs paid by subsidiary	$1,000
Deferred offering costs included in accounts payable	$41,561
Deferred offering costs included in accrued expenses	$193,000
Deferred offering costs included in note payable - related party	$35,000
Deferred legal fees	$101,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Rice Acquisition Corp. is a blank check company incorporated in Delaware on September 1, 2020. As used herein, “the Company” or “Rice” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (the “Opco”), unless the context indicates otherwise. The Company is formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash equivalents and investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Rice Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 23,725,000 units (each, a “Unit” and collectively, the “Units”), including 2,225,000 additional Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $237.3 million, and incurring offering costs of approximately $12.5 million, inclusive of $7.6 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,771,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $6.8 million (Note 4). Each Private Placement Warrant is exercisable to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of Rice’s non-economic Class B common stock.

Following the Initial Public Offering, the Public Stockholders (as defined below) will hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in Opco through Rice’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (as defined below) will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined in Note 4). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the Public Shares (as defined below). However, given the relatively de minimis number of Sponsor Shares relative to Public Shares, in many cases the economic, governance or other effects of the Sponsor Shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $237.3 million of the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act (as defined below) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in Trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company controls 50% or more of the voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 2,500 shares of Class A common stock, par value $0.0001 per share, of the Company held by the Sponsor and forming part of the Sponsor Shares. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), Sponsor Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes of the Company or Opco (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of Opco (other than those held by Rice), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor, Atlas Point Fund and the Company’s officers and directors (the “Initial Stockholders”) have agreed (i) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with the completion of the initial Business Combination, (ii) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with a stockholder vote to amend our amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company have not consummated the initial Business Combination within the Combination Period, (iii) that any Founder Shares held by them are subject to forfeiture, and thus will not be entitled to liquidating distributions from the Trust Account, and they will waive any such rights to liquidating distributions for any Founder Shares, if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares and Sponsor Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), and (iv) in certain limited circumstances the Class B Units of Opco will have more limited rights to current or liquidating distributions from the Company.

The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and subsequently liquidates and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Sponsor Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or Class A Unit of Opco not held by Rice and (ii) the actual amount per Public Share or Class A Unit of Opco not held by Rice held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share or Class A Unit of Opco not held by Rice due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from September 1, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on October 30, 2020 and October 23, 2020, respectively.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Liquidity and Capital Resources

As of September 30, 2020, the Company had no cash and a working capital deficit of approximately $389,000.

The Company’s liquidity needs to date had been satisfied through the payment of $26,000 from the Sponsor to purchase the Founder Shares and Sponsor Shares (see Note 4), the loan under the Note of approximately $44,000 as of September 30, 2020 (see Note 4), and, after the Initial Public Offering, the net proceeds from the consummation of the Private Placement not held in the Trust Account of approximately $2.4 million. The Note was paid in full as of November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loans.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2020. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ deficit. The noncontrolling participants’ share of the net loss is included as “Net loss attributable to noncontrolling interest in subsidiary” on the accompanying unaudited condensed consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s deficit upon the completion of the Initial Public Offering on October 26, 2020.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were immaterial as of September 30, 2020.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was immaterial for the period from September 1, 2020 (inception) through September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

Note 3—Initial Public Offering

On October 26, 2020, the Company consummated its Initial Public Offering of 23,725,000 Units, including 2,225,000 Over-Allotment Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of approximately $237.3 million, and incurring offering costs of approximately $12.5 million, inclusive of $7.6 million in deferred underwriting commissions. Of the 23,725,000 Units sold, affiliates of the Sponsor and Atlas Point Fund had purchased 1,980,000 Units (the “Affiliated Units”) and 2,128,500 Units (the “Atlas Units”), respectively, at the Initial Public Offering price. The underwriters did not receive any underwriting discounts or commissions on the 1,980,000 Affiliated Units.

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Rice’s Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares and Sponsor Shares

In September 2020, the Sponsor paid $25,000 to cover for certain of expenses of the Company in exchange for issuance of (i) 5,750,100 shares of Rice’s Class B common stock, par value $0.0001 per share, and (ii) 2,500 shares of Rice’s Class A common stock, par value $0.0001 per share. In September 2020, the Sponsor received 5,750,000 Class B Units of Opco (which are profits interest units only). In October 2020, the Sponsor forfeited 90,000 Class B Units of Opco, and 30,000 Class B Units of Opco were issued to each of the independent director nominees. The Sponsor transferred a corresponding number of shares of Class B common stock to the independent director nominees. In October 2020, the Company effected a dividend, resulting in an aggregate of (i) 6,181,350 shares of Rice’s Class B common stock, and (ii) 2,500 shares of Rice’s Class A common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend. Upon a liquidation of Opco, distributions generally will be made to the holders of Opco Units on a pro rata basis, subject to certain limitations with respect to the Class B Units of Opco, including that, prior to the completion of the initial Business Combination, such Class B Units will not be entitled to participate in a liquidating distribution.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also, in September 2020, Rice paid $25,000 to Opco in exchange for issuance of 2,500 Class A Units of Opco. In September 2020, the Sponsor received 100 Class A Units of Opco in exchange for $1,000.

The Company refers to the 6,181,250 shares of Class B common stock and corresponding number of Class B Units of Opco (or the Class A Units of Opco into which such Class B Units will convert) collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of Rice’s Class A common stock after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 2,500 shares of Rice’s Class A common stock and the 100 Class A Units of Opco and a corresponding number of shares of Rice’s non-economic Class B common stock (which together will be exchangeable into shares of Class A common stock after the initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”.

Upon the closing of the Initial Public Offering, the Sponsor forfeited 309,063 Class B Units of Opco, and 309,063 Class B Units of Opco were issued to Atlas Point Fund. The Sponsor transferred a corresponding number of shares of Class B common stock to Atlas Point Fund.

The Initial Stockholders agreed to forfeit up to 806,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Sponsor Shares). On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,225,000 Units; thus, only 250,000 Founder Shares remain subject to forfeiture to the extent the over-allotment option is fully exercised.

The Class B Units of Opco will convert into Class A Units of Opco in connection with the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of Class A common stock after the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination (other than the forward purchase securities), the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon exchange of all Founder Shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of Rice’s common stock upon completion of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and excluding the Sponsor Shares). In addition, the number of outstanding shares of Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of Class B common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by Rice) plus the total number of Class A Units Opco into which the Class B Units of Opco are entitled to convert.

The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares held by them (and any shares of Class A common stock acquired upon exchange of Founder Shares) until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,771,000 Private Placement Warrants to the Sponsor and Atlas Point Fund, at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $6.8 million.

Each whole Private Placement Warrant is exercisable for a price of $11.50 to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of Rice’s non-economic Class B common stock. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Atlas Point Fund or their permitted transferees.

With certain limited exceptions, the Private Placement Warrants and the securities underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 1, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, $44,000 was outstanding under the Note. The Company subsequently borrowed another $246,000 under the Note. The Note was paid in full as of November 10, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or their affiliates.

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Forward Purchase Agreement

The Company entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with Atlas Point Fund, pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with the Company or sponsor, agreed to purchase up to $75,000,000 of either (i) a number of units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-third of one warrant (the “forward purchase warrants”), for $10.00 per unit or (ii) a number of forward purchase shares for $9.67 per share (such forward purchase shares valued at $9.67 per share or the forward purchase units, as the case may be, the “forward purchase securities”), in a private placement that will close simultaneously with the closing of the Initial Business Combination. The forward purchase warrants will have the same terms as the public warrants and the forward purchase shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except the forward purchase shares and the forward purchase warrants will be subject to transfer restrictions and certain registration rights and the forward purchase units will consist of only one-third of one forward purchase warrant. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the Initial Business Combination. The forward purchase agreement is subject to conditions, including Atlas Point Fund giving the Company its irrevocable written consent to purchase the forward purchase securities no later than five days after the Company notifies it of the Company’s intention to meet to consider entering into a definitive agreement for a proposed Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the forward purchase securities.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Additionally, pursuant to the Forward Purchase Agreement, the Company agreed to grant certain registration rights to Atlas Point Fund in connection with the issuance of any forward purchase units upon the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the registration of such securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,225,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,225,000 Units.

The underwriters were entitled to an underwriting discount of $0.20 per Unit (excluding the Affiliated Units purchased). As a result of affiliates of the Sponsor purchasing 1,980,000 Units, the Company paid an underwriting discount of approximately $4.3 million in the aggregate upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit (excluding the Affiliated Units), or approximately $7.6 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Shareholders’ Deficit

Class A Common Stock — As of September 30, 2020, the Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 2,500 shares of Class A common stock outstanding. Subsequent to September 30, 2020, the Company's Certificate of Incorporation was amended to increase the authorized shares of Class A common stock to 250,000,000 shares.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 2, 2020, the Company issued 5,750,100 shares of Class B common stock. In October 2020, the Company effected a dividend, resulting in an aggregate of 6,181,350 shares of Rice’s Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend. Of these, up to 806,250 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Sponsor Shares). On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,225,000 Units; thus, only 250,000 Founder Shares remain subject to forfeiture to the extent the over-allotment option is fully exercised.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters. Prior to the initial Business Combination, only holders of Class B common stock will have the right to vote on the election of directors.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of warrants when our Class A common stock equals or exceeds $18.00 per share:

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If the Company calls the warrants for redemption for cash as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Redemption of warrants when our Class A common stock equals or exceeds $10.00 per share:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

●	if and only if, the last sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is an effective registration statement covering the issuance of shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30- day period after written notice of redemption is given.

The “fair market value” of the Class A common stock shall mean the volume weighted average price of the Class A common stock as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

None of the Private Placement Warrants will be redeemable by the Company so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were available for issuance, require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events, except as noted in Notes 1, 3, 4 and 5, that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (the “Opco”), unless the context indicates otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on September 1, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Rice Acquisition Sponsor LLC, a Delaware limited liability company (“Sponsor”).

The registration statement for our initial public offering (“Initial Public Offering”) was declared effective on October 21, 2020. On October 26, 2020, we consummated the Initial Public Offering of 23,725,000 units (each, a “Unit” and collectively, the “Units”), including 2,225,000 additional Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $237.3 million, and incurring offering costs of approximately $12.5 million, inclusive of $7.6 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,771,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6.8 million. Each Private Placement Warrant is exercisable to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of Rice’s non-economic Class B common stock.

Following the Initial Public Offering, our public stockholders will hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in Opco through Rice’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (our Sponsor, Atlas Point Fund and our officers and directors) will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined below). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the Public Shares (as defined below). However, given the relatively de minimis number of Sponsor Shares relative to Public Shares, in many cases the economic, governance or other effects of the sponsor shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $237.3 million of the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of Opco (other than those held by Rice), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from September 1, 2020 (inception) through September 30, 2020, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 1, 2020 (inception) through September 30, 2020, we had a loss of approximately $119,000, which consisted of approximately $103,000 of general and administrative expenses and approximately $16,000 of franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had no cash and a working capital deficit of approximately $389,000.

Our liquidity needs to date had been satisfied through the payment of $26,000 from our Sponsor to purchase the Founder Shares and Sponsor Shares, a loan under a note agreement with our Sponsor of approximately $44,000 as of September 30, 2020 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was paid in full as of November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Sponsor may, but are not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

On October 21, 2020, we entered into an Administrative Services Agreement pursuant to which we have agreed to cause Opco to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate.

The underwriters of the Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (approximately $4.3 million) was paid at the closing of the Initial Public Offering and 3.5% (approximately $7.6 million) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on October 30, 2020 and October 23, 2020, respectively.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from September 1, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on October 23, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On September 2, 2020, Sponsor received 5,750,000 Class B Units of Opco for no consideration and purchased 5,750,000 corresponding shares of our Class B common stock, 2,500 shares of our Class A common stock and 100 Class A Units of Opco and 100 corresponding shares of our Class B common stock for an aggregate of $26,000. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, our Sponsor purchased 6,093,900 private placement warrants at $1.00 per warrant for an aggregate purchase price of $6,093,900. Atlas Point Fund also purchased 677,100 private placement warrants at a price of $1.00 per warrant for an aggregate purchase price of $677,100. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On October 26, 2020, we consummated the Initial Public Offering of 23,725,000 Units, including the Over-Allotment Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $237,250,000 million. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,225,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On October 23, 2020, the underwriters partially exercised the over-allotment option and, on October 26, 2020, the underwriters purchased the Over-Allotment Units.

On October 26, 2020, simultaneously with the closing of the Initial Public Offering and pursuant to separate Private Placement Warrants and Warrant Rights Agreements, dated September 21, 2020, by and among the Company and Opco, and each of the Sponsor and Atlas Point Fund, the Company completed the private sale of an aggregate of 6,771,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and Atlas Point Fund, generating gross proceeds of $6,771,000.

Barclays Capital Inc., AmeriVet Securities Inc. and Academy Securities Inc. served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249340). The SEC declared the registration statement effective on October 21, 2020.

From September 1, 2020 (inception) through September 30, 2020, we incurred approximately $12.5 million for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $4.3 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $7.6 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination. Prior to the closing of the Initial Public Offering, the Sponsor loaned Opco approximately $300,000 under the Note. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on October 23, 2020.

In connection with the Initial Public Offering, we incurred offering costs of approximately $12.5 million, inclusive of approximately $7.6 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $237.3 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249340) filed with the SEC on October 15, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-249340) filed with the SEC on October 15, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-249340) filed with the SEC on October 15, 2020).

4.4	Warrant Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.1	Letter Agreement, dated October 21, 2020, among the Company, its officers and directors, Atlas Point Fund and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.2	Investment Management Trust Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.3	Registration Rights Agreement, dated October 21, 2020, among the Company, the Sponsor, Atlas Point Fund and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.4	Administrative Services Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.5	Private Placement Warrants and Warrants Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.6	Private Placement Warrants and Warrant Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

10.7	Forward Purchase Agreement, dated September 30, 2020, between the Company and Atlas Point Fund (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-249340) filed with the SEC on October 6, 2020).

10.8	Promissory Note, dated September 10, 2020, issued to Sponsor by Opco (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249340) filed with the SEC on October 6, 2020).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-249340) filed with the SEC on October 15, 2020).

10.10	Amended and Restated Securities Subscription Agreement, dated September 10, 2020, between the Company and Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-249340) filed with the SEC on October 6, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of December, 2020.

RICE ACQUISITION CORP.

By:	/s/ Daniel Joseph Rice, IV
Name:	Daniel Joseph Rice, IV
Title:	Chief Executive Officer