Form 10-K/A
period 2020-12-31
Rice Acquisition Corp.
filed 2021-05-13
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Rice Acquisition Corp. (“we,” “us,” “our” or the “Company”) for the fiscal year ended December 31, 2020 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing Date”). The purpose of this Amendment No. 1 is to restate our previously issued consolidated financial statements and related financial information as of December 31, 2020 and for the period from September 1, 2020 to December 31, 2020 (such period, the “Affected Period” and such financial statements, the “Financial Statements”) contained in the Original Filing.

This Amendment No. 1 speaks as of the Original Filing Date and has not been updated to reflect events occurring subsequent to the filing of the Original Filing other than those associated with the restatement of the Financial Statements.

Restatement Background

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by special purpose acquisition companies (“SPACs”) may require the warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity.

Since issuance in October 2020, our warrants to purchase common stock (the “Warrants”) have been reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. As such, we reassessed our accounting for the Warrants in light of the SEC Staff’s published views, and based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

On May 11, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after discussion with management, concluded that the Financial Statements should be restated to reflect the Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense (the “restatement”) and should no longer be relied upon. The restatement results in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash flows, revenues or operating expenses. The restatement also does not impact the amounts previously reported for the Company’s cash and cash equivalents or investments held in the trust account.

Items Amended in this Amendment No. 1

For the convenience of the reader, this Amendment No. 1 amends and restates the Original Filing in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Filing. The following items have been amended to reflect the restatement:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements

●	Part II, Item 9A. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 1. This Amendment No. 1 also includes Exhibit 21.1, which was inadvertently omitted in the Original Filing.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing Date. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

We have identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in October 2020 (the “warrants”). This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of December 31, 2020 and for the period from September 1, 2020 to December 31, 2020 (such period, the “Affected Period”).

In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses. In addition, an independent registered public accounting firm has never performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we are unable to successfully remediate our existing or any future material weakness in our internal control over financial reporting, or identify any additional material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, we may be unable to prevent fraud, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Additionally, our reporting obligations as a public company could place a significant strain on our management, operational and financial resources, and systems for the foreseeable future and may cause us to fail to timely achieve and maintain the adequacy of our internal control over financial reporting.

The warrants are accounted for as a liability and the changes in fair value of the warrants may have an adverse effect on our financial results and the market price of our common stock.

On April 12, 2021, the Staff of the SEC released a statement informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. As a result such statement, we reevaluated the accounting treatment of our warrants, which were classified as equity, and determined to classify the warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the warrants each reporting period, and the amount of such gains or losses could be material, which may cause our consolidated financial statements and results of operations to fluctuate quarterly and may have an adverse impact on the market price of our common stock.

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

In this Report, we are restating (i) our audited financial statements as of, and for the period ended December 31, 2020 and (ii) our unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020.

The restatement results from our prior accounting for our outstanding common stock purchase warrants issued in connection with our initial public offering in October 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 26, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on October 26, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the misclassification of the Company's warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $32,000, net of applicable franchise taxes of approximately $32,000 for the period from September 1, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 1, 2020 (inception) through December 31, 2020 is calculated by dividing the change in fair value of warrant liability of approximately $19.7 million, compensation expense of approximately $1.7 million, approximately $787,000 related to warrant financing costs, general and administration expenses of approximately $291,000 and franchise taxes of approximately $33,000, net of noncontrolling interest of approximately $865,000, resulting in a net loss of approximately $21.6 million, by the weighted average number of Class B common stock outstanding for the period.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $32,000, net of applicable franchise taxes of approximately $32,000 for the period from September 1, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 1, 2020 (inception) through December 31, 2020 is calculated by dividing the change in fair value of warrant liability of approximately $19.7 million, compensation expense of approximately $1.7 million, approximately $787,000 related to warrant financing costs, general and administration expenses of approximately $291,000 and franchise taxes of approximately $33,000, net of noncontrolling interest of approximately $865,000, resulting in a net loss of approximately $21.6 million, by the weighted average number of Class B common stock outstanding for the period.

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

On March 30, 2021, we filed our original Annual Report on Form 10-K for the period ended December 31, 2020 (the “Original Filing”). Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation at that earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020. Subsequently, and solely due to the restatement of our financial statements to reclassify our warrants as described in the Explanatory Note in this Report, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Warrant Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A Common Stock Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registrant’s Securities. (3)

10.1	Investment Management Trust Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated October 21, 2020, among the Company, the Sponsor, Atlas Point and certain other security holders named therein. (1)

10.3	Private Placement Warrants and Warrants Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor. (1)

10.4	Private Placement Warrants and Warrants Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and Atlas Point. (1)

10.5	Letter Agreement, dated October 21, 2020, among the Company, its officers and directors, Atlas Point and the Sponsor. (1)

10.6	Administrative Services Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor. (1)

10.7	Promissory Note, dated September 1, 2020, issued to sponsor by Opco. (2)

10.8	Forward Purchase Agreement, dated September 30, 2020, between the Registrant and Atlas Point Energy Infrastructure Fund, LLC. (2)

21.1	Subsidiary of Rice Acquisition Corp.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2020.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 15, 2020.
(3)	Incorporated by reference to the Original Filing (the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2021

Rice Acquisition Corp.

/s/ Daniel Joseph Rice, IV
Name:	Daniel Joseph Rice, IV
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Joseph Rice, IV	Chief Executive Officer and Director	May 13, 2021
Daniel Joseph Rice, IV	(Principal Executive Officer)

/s/ J. Kyle Derham	Chief Financial Officer and Director	May 13, 2021
J. Kyle Derham	(Principal Financial Officer)

/s/ James Wilmot Rogers	Chief Accounting Officer	May 13, 2021
James Wilmot Rogers	(Principal Accounting Officer)

/s/ Dr. Kathryn Jackson	Director	May 13, 2021
Dr. Kathryn Jackson

/s/ Joseph Malchow	Director	May 13, 2021
Joseph Malchow

/s/ James Torgerson	Director	May 13, 2021
James Torgerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Rice Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rice Acquisition Corp. (the “Company”), as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 13, 2021

RICE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(as restated)

Assets:
Current assets:
Cash	$1,335,167
Prepaid expenses	662,865
Total current assets	1,998,032
Investments held in Trust Account	237,308,171
Total Assets	$239,306,203

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$118,446
Accounts payable	217,918
Franchise tax payable	65,481
Total current liabilities	401,845
Warrant Liabilities	42,588,487
Deferred legal fees	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750
Total liabilities	50,788,582

Commitments and Contingencies

Class A common stock; 18,351,762 shares subject to possible redemption at $10.00 per share	183,517,620

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 5,375,738 shares issued and outstanding (excluding 18,351,762 shares subject to possible redemption)	538
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding	593
Additional paid-in capital	27,492,099
Accumulated deficit	(21,629,069)
Total Rice Acquisition Corp equity	5,864,161

Non-controlling interest in subsidiary	(864,160)

Total stockholders’ equity	5,000,001
Total Liabilities and Stockholders’ Equity	$239,306,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as restated)

General and administrative expenses	$291,301
Franchise tax expense	65,481
Total operating expenses	(356,782)
Loss on initial issuance of warrants	(1,654,000)
Transaction costs allocated to warrant liabilities	(787,138)
Interest Income	32,171
Change in fair value of warrant liabilities	(19,728,480)
Net loss	(22,494,229)
Net loss attributable to non-controlling interest in subsidiary	(865,160)
Net loss attributable to Rice Acquisition Corp.	$(21,629,069)

Weighted average shares outstanding of redeemable Class A common stock	23,725,000
Basic and diluted net income per share, redeemable Class A	$-
Weighted average shares outstanding of nonredeemable Class A and Class B common stock (1)	5,685,606
Basic and diluted net loss per share, nonredeemable Class A and Class B	$(3.80)

(1)	This number excludes an aggregate of up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 5, 2020, the remaining unexercised over-allotment expired unused and therefore the remaining 250,000 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as restated)

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	subsidiary	Equity
Balance - September 1, 2020 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B common stock to Sponsor	2,500	-	6,181,350	618	24,382	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Sale of Class A shares in initial public offering, gross	23,725,000	2,373	-	-	222,812,627	-	-	222,815,000
Offering costs	-	-	-	-	(11,829,150)	-	-	(11,829,150)
Class A Common stock subject to possible redemption	(18,351,762)	(1,835)	-	-	(183,515,785)	-	-	(183,517,620)
Forfeited Shares	-	-	(250,000)	(25)	25	-	-	-
Net loss	-	-	-	-	-	(21,629,069)	(865,160)	(22,494,229)
Balance - December 31, 2020	5,375,738	$538	5,931,350	$593	$27,492,099	$(21,629,069)	$(864,160)	$5,000,001

(1)	In October 2020, the Company effected a dividend of Class B common stock, resulting in an aggregate of 6,181,350 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend (see Note 5).

The accompanying notes are an integral part of these Consolidated Financial Statements.

RICE ACQUISITION CORP.

RICE ACQUISITION CORP. CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as restated)

Cash Flows from Operating Activities:
Net loss	$(22,494,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	19,728,480
General and administrative expenses paid through Note from Sponsor	130,377
Loss on initial issuance of warrants	1,654,000
Transaction costs allocated to warrant liability	787,138
Interest earned on securities held in Trust Account	(32,171)
Changes in operating assets and liabilities:
Prepaid expenses	(662,865)
Accounts payable	44,898
Accrued expenses	33,446
Franchise tax payable	65,481
Net cash used in operating activities	(745,445)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(237,276,000)
Net cash used in investing activities	(237,276,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	44,500
Repayment of note payable to related party	(289,713)
Proceeds received from initial public offering, gross	237,250,000
Proceeds received from private placement	6,771,000
Offering costs paid	(4,419,175)
Net cash provided by financing activities	239,356,612

Net change in cash	1,335,167
Cash - beginning of the period	-
Cash - end of the period	$1,335,167

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class A and Class B common stock	$25,000
Non-controlling interest in subsidiary	$1,000
Offering costs included in accounts payable	$173,020
Offering costs included in accrued expenses	$85,000
Offering costs funded with note payable - related party	$114,836
Deferred legal fees	$187,500
Deferred underwriting commissions	$7,610,750
Initial value of Class A ordinary shares subject to possible redemption	$193,104,980
Change in value of Class A ordinary shares subject to possible redemption	$(9,587,360)
Initial classification of warrant liability	$21,206,020

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

The Company’s sponsor is Rice Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 21, 2020. On October 26, 2020, the Company consummated its Initial Public Offering of 23,725,000 units (each, a “Unit” and collectively, the “Units”), including 2,225,000 additional Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $237.3 million, and incurring offering costs of approximately $12.5 million, inclusive of $7.6 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,771,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $6.8 million (Note 5). Each Private Placement Warrant is exercisable to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of Rice’s non-economic Class B common stock.

Following the Initial Public Offering, the Public Stockholders (as defined below) will hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in Opco through Rice’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (as defined below) will own direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined in Note 5). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the Public Shares (as defined below). However, given the relatively de minimis number of Sponsor Shares relative to Public Shares, in many cases the economic, governance or other effects of the Sponsor Shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 2,500 shares of Class A common stock, par value $0.0001 per share, of the Company held by the Sponsor and forming part of the Sponsor Shares. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), Sponsor Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and subsequently liquidates and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Sponsor Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or Class A Unit of Opco not held by Rice and (ii) the actual amount per Public Share or Class A Unit of Opco not held by Rice held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share or Class A Unit of Opco not held by Rice due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The Company’s liquidity needs to date had been satisfied through the payment of $26,000 from the Sponsor to purchase the Founder Shares and Sponsor Shares (see Note 5), the loan under the Note of approximately $290,000 (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in October 2020, the Company’s previously issued financial statements for the period ended October 26, 2020 and the year ended December 31, 2020 should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on October 26, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on October 26, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$239,306,203	$-	$239,306,203
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$401,845	$-	$401,845
Deferred legal fees	187,500	-	187,500
Deferred underwriting commissions	7,610,750	-	7,610,750
Warrant liabilities	-	42,588,487	42,588,500
Total liabilities	8,200,095	42,588,487	50,788,595
Class A common stock, $0.0001 par value; shares subject to possible redemption	215,965,000	(32,447,380)	183,517,620
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	213	325	538
Class B common stock - $0.0001 par value	593	-	593
Additional paid-in-capital	15,463,913	12,028,186	27,492,099
Accumulated deficit	(312,126)	(21,316,943)	(21,629,069)
Total Rice Acquisition Corp equity	15,152,593	(41,735,825)	5.864,161
Non-controlling interest in subsidiary	(11,485)	(852,675)	(864,160)
Total stockholders’ equity	15,141,108	-	5,000,001
Total liabilities and stockholders’ equity	$239,306,203	$-	$239,306,203

	Period From September 1, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(356,782)	$-	$(356,782)
Compensation expense attributable to the sale of private placement warrants	-	(1,654,000)	(1,654,000)
Offering costs allocated to warrant liability	-	(787,138)	(787,138)
Change in fair value of warrant liabilities	-	(19,728,480)	(19,728,480)
Interest income	32,171	-	32,171
Total other (expense) income	32,171	(22,169,618)	(22,137,447)
Loss before income tax expense	(324,611)	(22,169,618)	(22,494,229)
Net loss attributable to non-controlling interest	(12,485)	(852,675)	(865,160)
Net loss	$(312,126)	$(21,316,943)	$(21,629,069)

Basic and Diluted weighted-average Class A common shares outstanding	23,725,000	-	23,725,000
Basic and Diluted net loss per Class A common shares	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	5,685,606	-	5,685,606
Basic and Diluted net loss per Class B common shares	$(0.05)	(3.75)	$(3.80)

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Period From September 1, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(324,611)	$(22,169,618)	$(22,494,229)
Change in fair value of warrant liabilities	-	19,728,840	19,728,840
Compensation expense attributable to the sale of private placement warrants	-	1,654,000	1,654,000
Offering costs allocated to warrant liability	-	787,138	787,138
Net cash used in operating activities	(745,445)	-	(745,445)
Net cash used in investing activities	(237,276,000)	-	(237,276,000)
Net cash provided by financing activities	239,356,612	-	239,356,612
Net change in cash	$1,335,167	$-	$1,335,167

	As of October 26, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$240,445,800	$-	$240,445,800
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,256,827	$-	$1,256,827
Deferred legal fees	187,500	-	187,500
Deferred underwriting commissions	7,610,750	-	7,610,750
Warrant liabilities	-	22,860,020	22,860,020
Total liabilities	9,055,077	22,860,020	31,915,097
Class A common stock, $0.0001 par value; shares subject to possible redemption	215,965,000	(12,434,304)	203,530,696
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	213	124	441
Class B common stock - $0.0001 par value	618	-	337
Additional paid-in-capital	15,560,408	(7,890,816)	7,669,592
Accumulated deficit	(131,265)	(2,441,138)	(2,572,403)
Total Rice Acquisition Corp equity	15,429,974	(10,331,830)	5,098,144
Non-controlling interest in subsidiary	(4,251)	(93,886)	(98,137)
Total stockholders’ equity	15,425,723	(10,425,716)	5,000,007
Total liabilities and stockholders’ equity	$240,445,800	$-	$240,445,800

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Summary of Significant Accounting Policies

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

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, an aggregate of 18,351,762 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,351,762 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented.

The Company's statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $32,000, net of applicable franchise taxes of approximately $32,000 for the period from September 1, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 1, 2020 (inception) through December 31, 2020 is calculated by dividing the change in fair value of warrant liability of approximately $19.7 million, compensation expense of approximately $1.7 million, approximately $787,000 related to warrant financing costs, general and administration expenses of approximately $291,000 and franchise taxes of approximately $33,000, net of noncontrolling interest of approximately $865,000, resulting in a net loss of approximately $21.6 million, by the weighted average number of Class B common stock outstanding for the period.

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

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 18,633,500 common stock warrants issued in connection with its Initial Public Offering (11,862,500) and Private Placement (6,771,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s Consolidated Financial Statements.

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Rice’s Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Note 6—Commitments and Contingencies

Forward Purchase Agreement

The Company entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with Atlas Point Fund, pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with the Company or sponsor, agreed to purchase up to $75,000,000 of either (i) a number of units (the “forward purchase units”), consisting of one share of Class A common stock (the “forward purchase shares”) and one-third of one warrant (the “forward purchase warrants”), for $10.00 per unit or (ii) a number of forward purchase shares for $9.67 per share (such forward purchase shares valued at $9.67 per share or the forward purchase units, as the case may be, the “forward purchase securities”), in a private placement that will close simultaneously with the closing of the Initial Business Combination. The forward purchase warrants will have the same terms as the public warrants and the forward purchase shares will be identical to the shares of Class A common stock included in the units being sold in this offering, except the forward purchase shares and the forward purchase warrants will be subject to transfer restrictions and certain registration rights and the forward purchase units will consist of only one-third of one forward purchase warrant. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide the Company with an increased minimum funding level for the Initial Business Combination. The forward purchase agreement is subject to conditions, including the Company extending an offer to Atlas Point Fund to purchase the forward purchase securities, Atlas Point Fund giving the Company its irrevocable written consent to purchase the forward purchase securities no later than five days after the Company notifies it of the Company’s intention to meet to consider entering into a definitive agreement for a proposed Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the forward purchase securities.

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

Note 7— Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of December 31, 2020, the Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 23,737,500 shares of Class A common stock issued and outstanding, of which 18,351,762 shares are subject to possible redemption and therefore classified outside of permanent equity in the accompanying consolidated balance sheet.

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

Note 8—Warrant Liability

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

See Note 9 for additional disclosures regarding the valuation of the warrant liabilities.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $237,307,717 in U.S. Treasury securities. During the period from October 26, 2020 (inception) to December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s held-to-maturity assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020, are as follows:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$237,307,717	$-	$-	$237,307,717
Liabilities:
Warrant Liability - Public Warrants			27,046,487	27,046,487
Warrant Liability - Private Warrants	-	-	15,542,000	15,542,000
Total fair value	$237,307,717	$-	$42,588,487	$279,896,204

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 26, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

RICE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Black-Scholes model for the Private Placement Warrants were as follows at initial measurement:

As of October 26, 2020
Exercise price	$11.50
Stock price	$9.39
Term (in years)	6
Volatility	20%
Risk-free interest rate	0.46%
Dividend yield	-

On October 26, 2020, the fair value of the Public Warrants was determined to be $1.22 per warrant for an aggregate value of $14.4 million. The fair value of the Private Placement Warrants was determined to be $1.24 per warrant for an aggregate value of $8.4 million.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows as of December 31, 2020:

As of December 31, 2020
Exercise price	$11.50
Stock price	$10.83
Term (in years)	5.82
Volatility	22.68
Risk-free interest rate	0.48
Dividend yield	-

As of December 31, 2020, the derived fair value of the Private Placement Warrants was determined to be $2.30 per warrant for an aggregate value of $15.5 million. The observable fair value of the Public Warrants was $2.20 per warrant for an aggregate value of $27.0 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities

Fair Value as of September 3, 2020	$-		$-		$-
Initial measurement on October 26, 2020	$8,425,987	3	$14,435,020	3	$22,860,007
Change in fair value	$7,117,000		$12,611,480		$19,728,480
Fair Value as of December 31, 2020	$15,541,987	3	$27,046,500	1	$42,588,487

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $14.4 million during the period from October 26, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

At October 26, 2020, at initial measurement, the private warrants value exceeded their cost by approximately $1,654,000. This amount is recognized as loss on issuance of private placement warrants for the period ending December 31, 2020.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Income Taxes

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

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 13, 2021, the date the consolidated financial statements was available for issuance, require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.