Form 10-Q
period 2021-03-31
Rice Acquisition Corp.
filed 2021-05-26
CIK 1823766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39644

Rice Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-2867266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

102 East Main Street, Second Story
Carnegie, Pennsylvania	15106
(Address of principal executive offices)	(Zip Code)

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

As of May 20, 2021, 23,727,500 shares of Class A common stock, par value $0.0001, and 5,931,350 shares of Class B common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete an initial business combination, including our proposed business combination with Aria Energy LLC and Archaea Energy LLC;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance, including following our initial business combination.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described under the heading “Risk Factors” in Item 1A of Part I in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$1,027,243	$1,335,167
Prepaid expenses	662,865	662,865
Total current assets	1,690,108	1,998,032
Investments held in Trust Account	237,345,682	237,308,171
Total Assets	$239,035,790	$239,306,203

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$3,064,809	$118,446
Accounts payable	3,049	217,918
Franchise tax payable	65,481	65,481
Total current liabilities	3,133,339	401,845
Warrant Liabilities	30,814,486	42,588,487
Deferred legal fees	187,500	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750	7,610,750
Total liabilities	41,746,075	50,788,582

Commitments and Contingencies

Class A common stock; 18,351,762 shares subject to possible redemption at $10.00 per share	192,289,710	183,517,620

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 4,498,538 shares issued and outstanding (excluding 19,228,962 shares subject to possible redemption)	450	538
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding	593	593
Additional paid-in capital	18,720,097	27,492,099
Accumulated deficit	(13,194,362)	(21,629,069)
Total Rice Acquisition Corp equity	5,526,778	5,864,161

Non-controlling interest in subsidiary	(526,773)	(864,160)

Total stockholders’ equity	5,000,006	5,000,001
Total Liabilities and Stockholders’ Equity	$239,035,790	$239,306,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$2,999,591
Franchise tax expense	39,827
Loss from operations	(3,039,418)
Other income/(expense)
Interest income	37,511
Change in fair value of warrant liabilities	11,774,001
Net income	8,772,094
Net income attributable to non-controlling interest in subsidiary	337,387
Net income attributable to Rice Acquisition Corp.	8,434,707

Weighted average shares outstanding of redeemable Class A common stock	23,725,000
Basic and diluted net income per share, redeemable Class A	$-
Weighted average shares outstanding of nonredeemable Class A and Class B common stock	5,931,350
Basic and diluted net income per share, nonredeemable Class A and Class B	$1.47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	subsidiary	Equity
Balance - December 31, 2020	5,375,738	$538	5,931,350	$593	$27,492,099	$(21,629,069)	$(864,160)	$5,000,001
Change in Class A Common stock subject to redemption	(877,200)	88			(8,772,002)			(8,772,090)
Net income						8,434,707	337,387	$8,772,094
Balance - March 31, 2021	4,498,538	$450	5,931,350	$593	$18,720,097	$(13,194,362)	$(526,773)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$8,772,094
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,774,001)
Interest earned on securities held in Trust Account	(37,511)
Changes in operating assets and liabilities:
Accounts payable	(214,869)
Accrued expenses	2,946,363
Net cash used in operating activities	(307,924)

Net change in cash	(307,924)
Cash - beginning of the period	1,335,167
Cash - end of the period	$1,027,243
Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to redemption	$8,772,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Rice Acquisition Corp. is a blank check company incorporated in Delaware on September 1, 2020. As used herein, “the Company” or “Rice” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (the “RAC OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash equivalents and investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,771,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of approximately $6.8 million (Note 4). Each Private Placement Warrant is exercisable to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of RAC OpCo together with a corresponding number of shares of Rice’s non-economic Class B common stock.

Following the Initial Public Offering, the Public Stockholders (as defined below) hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in RAC OpCo through Rice’s ownership of Class A Units of RAC OpCo. By contrast, the Initial Stockholders (as defined below) own direct economic interests in RAC OpCo in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined in Note 4). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the Public Shares (as defined below). However, given the relatively de minimis number of Sponsor Shares relative to Public Shares, in many cases the economic, governance or other effects of the Sponsor Shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes of the Company or RAC OpCo (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of RAC OpCo (other than those held by Rice), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor, Atlas Point Fund and the Company’s officers and directors (the “Initial Stockholders”) have agreed (i) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with the completion of the initial Business Combination, (ii) that any Founder Shares and Sponsor Shares held by them will not be entitled to redemption rights, and they will waive any such redemption rights for any Public Shares held by them, in connection with a stockholder vote to amend our amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company have not consummated the initial Business Combination within the Combination Period, (iii) that any Founder Shares held by them are subject to forfeiture, and thus will not be entitled to liquidating distributions from the Trust Account, and they will waive any such rights to liquidating distributions for any Founder Shares, if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares and Sponsor Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period), and (iv) in certain limited circumstances the Class B Units of RAC OpCo will have more limited rights to current or liquidating distributions from the Company.

The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and subsequently liquidates and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares and Sponsor Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or Class A Unit of RAC OpCo not held by Rice and (ii) the actual amount per Public Share or Class A Unit of RAC OpCo not held by Rice held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share or Class A Unit of RAC OpCo not held by Rice due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account and a working capital deficit of approximately $1.4 million.

The Company’s liquidity needs to date had been satisfied through the payment of $26,000 from the Sponsor to purchase the Founder Shares and Sponsor Shares (see Note 4), the loan under the Note of approximately $290,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, and management has the intent and ability to support the Company through such time period. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2021. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ deficit. The noncontrolling participants’ share of the net loss is included as “Net loss attributable to noncontrolling interest in subsidiary” on the accompanying unaudited condensed consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents as of March 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s deficit upon the completion of the Initial Public Offering on October 26, 2020.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. As of March 31 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were immaterial as of March 31, 2021.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was immaterial for the three months ended March 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

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

Note 4—Related Party Transactions

Founder Shares and Sponsor Shares

In September 2020, the Sponsor paid $25,000 to cover for certain of expenses of the Company in exchange for issuance of (i) 5,750,100 shares of Rice’s Class B common stock, par value $0.0001 per share, and (ii) 2,500 shares of Rice’s Class A common stock, par value $0.0001 per share. In September 2020, the Sponsor received 5,750,000 Class B Units of RAC OpCo (which are profits interest units only). In October 2020, the Sponsor forfeited 90,000 Class B Units of RAC OpCo, and 30,000 Class B Units of RAC OpCo were issued to each of the independent director nominees. The Sponsor transferred a corresponding number of shares of Class B common stock to the independent director nominees. In October 2020, the Company effected a dividend, resulting in an aggregate of (i) 6,181,350 shares of Rice’s Class B common stock, and (ii) 2,500 shares of Rice’s Class A common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend. Upon a liquidation of RAC OpCo, distributions generally will be made to the holders of RAC OpCo Units on a pro rata basis, subject to certain limitations with respect to the Class B Units of RAC OpCo, including that, prior to the completion of the initial Business Combination, such Class B Units will not be entitled to participate in a liquidating distribution.

Also, in September 2020, Rice paid $25,000 to RAC OpCo in exchange for issuance of 2,500 Class A Units of RAC OpCo. In September 2020, the Sponsor received 100 Class A Units of RAC OpCo in exchange for $1,000.

The Company refers to the 6,181,250 shares of Class B common stock and corresponding number of Class B Units of RAC OpCo (or the Class A Units of RAC OpCo into which such Class B Units will convert) collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of RAC OpCo (and any Class A Units of RAC OpCo into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of Rice’s Class A common stock after the time of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 2,500 shares of Rice’s Class A common stock and the 100 Class A Units of RAC OpCo and a corresponding number of shares of Rice’s non-economic Class B common stock (which together will be exchangeable into shares of Class A common stock after the initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of the Initial Public Offering, the Sponsor forfeited 309,063 Class B Units of RAC OpCo, and 309,063 Class B Units of RAC OpCo were issued to Atlas Point Fund. The Sponsor transferred a corresponding number of shares of Class B common stock to Atlas Point Fund.

The Initial Stockholders agreed to forfeit up to 806,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Sponsor Shares). On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase as additional 2,225,000 Units; thus, only 250,000 Founder Shares remained subject to forfeiture. On December 5, 2020, the remaining unexercised over-allotment expired unused and therefore the remaining 250,000 shares of Class B common stock were forfeited.

The Class B Units of RAC OpCo will convert into Class A Units of RAC OpCo in connection with the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. The Founder Shares consist of Class B Units of RAC OpCo (and any Class A Units of RAC OpCo into which such Class B Units are converted) and a corresponding number of shares of Class B common stock, which together will be exchangeable for shares of Class A common stock after the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination (other than the forward purchase securities), the number of Class A Units of RAC OpCo into which the Class B Units of RAC OpCo will convert may be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon exchange of all Founder Shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of Rice’s common stock upon completion of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding the forward purchase securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and excluding the Sponsor Shares). In addition, the number of outstanding shares of Class B common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of Class B common stock corresponds to the total number of Class A Units of RAC OpCo outstanding (other than those held by Rice) plus the total number of Class A Units RAC OpCo into which the Class B Units of RAC OpCo are entitled to convert.

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

Each whole Private Placement Warrant is exercisable for a price of $11.50 to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of RAC OpCo together with a corresponding number of shares of Rice’s non-economic Class B common stock. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Atlas Point Fund or their permitted transferees.

With certain limited exceptions, the Private Placement Warrants and the securities underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Shareholders’ Deficit

Class A Common Stock — As of March 31, 2021, the Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 23,737,500 shares of Class A common stock outstanding, of which 18,351,762 shares are subject to possible redemption and therefore classified outside of permanent equity in the accompanying consolidated balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On September 2, 2020, the Company issued 5,750,100 shares of Class B common stock. In October 2020, the Company effected a dividend, resulting in an aggregate of 6,181,350 shares of Rice’s Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend. Of these, up to 806,250 shares of Class B common stock are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (excluding the Sponsor Shares). On October 26, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,225,000 Units; thus, only 250,000 Founder Shares remained subject to forfeiture to the extent the over-allotment option was fully exercised. On December 5, 2020, the remaining unexercised over-allotment expired unused and therefore the remaining 250,000 shares of Class B common stock were forfeited. As of March 31, 2021, there were 5,931,350 shares of Class B common stock issued and outstanding.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020, there were no shares of preferred stock issued or outstanding.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

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

At March 31, 2021, assets held in the Trust Account were comprised of $237,308,171 in U.S. Treasury securities. For the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s held-to-maturity assets that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021, are as follows:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$237,308,171	$-	$-	$237,308,171
Liabilities:
Warrant Liability - Public Warrants	-	-	17,556,500	17,556,500
Warrant Liability - Private Warrants	-	-	13,258,000	13,258,000
Total fair value	$237,308,171	$-	$30,814,500	$268,122,671

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows as of March 31, 2021:

As of March 31, 2021
Exercise price	$11.50
Stock price	$10.11
Term (in years)	5.57
Volatility	23
Risk-free interest rate	1.05%
Dividend yield	-

The key inputs into the Black-Scholes model for the Private Placement Warrants were as follows as of December 31, 2020:

As of December 31, 2020
Exercise price	$11.50
Stock price	$10.83
Term (in years)	5.82
Volatility	22.68
Risk-free interest rate	0.48
Dividend yield	-

As of March 31, 2021, the derived fair value of the Private Placement Warrants was determined to be $2.30 per warrant for an aggregate value of $15.5 million. The observable fair value of the Public Warrants was $2.20 per warrant for an aggregate value of $27.0 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities

Fair Value as of December 31, 2020	$15,541,987	3	$27,046,500	1	$42,588,487
Change in fair value	$(2,284,001)		$(9,490,000)		$(11,774,001)
Fair Value as of March 31, 2021	$13,257,986	3	$17,556,500	1	$30,814,486

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

During the three months ended March 31, 20201, there were transfers out of level 3 of $17,556,500. Transfers out of level 3 are measured at the end of the period.

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

Business Combination Agreements

On April 7, 2021, the Company, entered into (i) the Business Combination Agreement (as may be amended, supplemented or otherwise modified from time to time, the “Aria Merger Agreement”), by and among the Company Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of the Company (“RAC OpCo”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC OpCo (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and a direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and a direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and the Equityholder Representative (as defined therein), pursuant to which, among other things, Aria Merger Sub will merge with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, and (ii) the Business Combination Agreement, dated as of April 7, 2021 (as may be amended, supplemented or otherwise modified from time to time, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among the Company, RAC OpCo, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy, LLC (“Archaea Seller”), a Delaware limited liability company, and Archaea Energy II, LLC, a Delaware limited liability company (“Archaea” and, together with Archaea Seller and Aria, the “Companies”), pursuant to which, among other things, Archaea Merger Sub will merge with and into Archaea, with Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, in each case, on the terms and subject to the conditions therein (the transactions contemplated by the Business Combination Agreements, the “Business Combinations”).

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consideration

Pursuant to the terms of the Aria Merger Agreement and at the Effective Time (as defined therein), (i) all Class A Units of Aria held by a holder of Aria’s Class A Units shall be cancelled and converted into the right to receive (a) the number of Class A Units of RAC OpCo, (b) the number of Class B common stock, par value $0.0001 (“Class B Common Stock”), of the Company and (c) the amount of cash as set forth in, and in accordance with, the Aria Merger Agreement, (ii) all Class B Units of Aria held by a holder of Aria’s Class B Units shall be cancelled and converted into the right to receive (A) the number of Class A Units of RAC OpCo, (B) the number of shares of Class B Common Stock and (C) the amount of cash as set forth in, and in accordance with, the Aria Merger Agreement, and (iii) all Class C Units of Aria shall be cancelled and extinguished without any conversion thereof.

Pursuant to the terms of the Archaea Merger Agreement and at the Effective Time (as defined therein), all equity interests of Archaea will be cancelled and converted into the right to receive (x) the number of Class A Units of RAC OpCo and (y) the number of shares of Class B Common Stock as set forth in, and in accordance with, the Archaea Merger Agreement.

Following the Business Combinations, holders of Class A Units of RAC OpCo (other than the Company) will have the right (an “exchange right”), subject to certain limitations, to exchange Class A Units of RAC OpCo (and a corresponding number of shares of Class B Common Stock) for, at the Company’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. the Company’s decision to make a cash payment or issue shares upon an exercise of an exchange right will be made by the Company’s independent directors, and such decision will be based on facts in existence at the time of the decision, which the Company expects would include the relative value of the Class A Common Stock (including trading prices for the Class A Common Stock at the time), the cash purchase price, the availability of other sources of liquidity (such as an issuance of preferred stock) to acquire the Class A Units of RAC OpCo and alternative uses for such cash.

Holders of Class A Units of RAC OpCo (other than the Company) will generally be permitted to exercise the exchange right on a quarterly basis, subject to certain de minimis allowances. In addition, additional exchanges may occur in connection with certain specified events, and any exchanges involving more than a specified number of Class A Units of RAC OpCo (subject to the Company’s discretion to permit exchanges of a lower number of units) may occur at any time upon ten business days’ advanced notice. The exchange rights will be subject to certain limitations and restrictions intended to reduce the administrative burden of exchanges upon the Company and ensure that RAC OpCo will continue to be treated as a partnership for U.S. federal income tax purposes.

Following any exchange of Class A Units of RAC OpCo (and a corresponding number of shares of Class B Common Stock), RAC will retain the Class A Units of RAC OpCo and cancel the shares of Class B Common Stock. As the holders of Class A Units of RAC OpCo (other than the Company) exchange their Class A Units of RAC OpCo, the Company’s membership interest in RAC OpCo will be correspondingly increased, the number of shares of Class A Common Stock outstanding will be increased, and the number of shares of Class B Common Stock outstanding will be reduced.

Conditions to Consummation of the Business Combinations

Consummation of the Business Combinations is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including (i) expiration or termination of all applicable waiting periods under HSR, (ii) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Business Combinations, (iii) completion of the Company Share Redemptions (as defined in the Business Combination Agreements), (iv) receipt of requisite shareholder approval for consummation of the Business Combinations, (v) the consummation of the LES Sale (as defined in the Aria Merger Agreement) by Aria and (vi) the issuance by the Federal Energy Regulatory Commission of an order granting authorization for the Business Combinations pursuant to Section 203 of the Federal Power Act of 1935. In addition, the parties also have the right to not consummate the Business Combinations in the event that the cash on the balance sheet of the combined company following the closing of the Business Combinations (the “Combined Company”) would be less than $150,000,000, subject to the terms of the Business Combination Agreements. Furthermore, the closing of the transactions contemplated by the Aria Merger Agreement is expressly conditioned on the closing of the transactions contemplated by the Archaea Merger Agreement and vice versa.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination

Each of the Business Combination Agreements may be terminated by the parties thereto under certain customary and limited circumstances at any time prior to the closing of the Business Combinations, including, without limitation, by mutual written consent or if the Business Combinations have not been consummated within 150 days from the date of the Business Combination Agreements (subject to certain extensions for up to 30 days for delays as set forth in the Business Combination Agreements).

Stockholders Agreement

In connection with the closing of the Business Combinations, the Company, RAC Buyer, RAC OpCo, Sponsor, and certain other individuals affiliated with the Companies (the “Company Holders”) will enter into a stockholders agreement (the “Stockholders Agreement”) pursuant to which, among other things, (i) the board of directors of the Combined Company (the “Board”) will consist of seven members, (ii) the holders of a majority of the Company Interests (as defined in the Stockholders Agreement) held by the RAC Sponsor Holders (as defined in the Stockholders Agreement) will have the right to designate two directors (the “RAC Sponsor Directors”) for appointment or election to the Board during the term of the Stockholders Agreement, (iii) the Ares Investors (as defined in the Stockholders Agreement) will have the right to designate one director (the “Ares Director”) for appointment or election to the Board for so long as the Ares Investors hold at least 50% of the Registrable Securities (as defined in the Stockholders Agreement) held by them on the date that the Business Combinations are consummated (the “Ares Fall-Away Date”), (iv) the Board shall take all necessary action to designate the person then serving as the Chief Executive Officer of the Combined Company (the “CEO Director”) for appointment or election to the Board during the term of the Stockholders Agreement and (v) the Board shall designate three independent directors (the “Independent Directors”) to serve on the Board during the term of the Stockholders Agreement. The Ares Investors shall have the right to consult on the persons to be designated as Independent Directors prior to the Ares Fall-Away Date.

PIPE Financing

On April 7, 2021, the Company entered into subscription agreements (each, a “Subscription Agreement”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Rice has agreed to issue and sell to the PIPE Investors, an aggregate of 30,000,000 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), of the Company for an aggregate purchase price of $300,000,000 on the date of Closing (as defined in each Subscription Agreement), on the terms and subject to the conditions set forth therein (the “PIPE Financing”). Each Subscription Agreement contains customary representations and warranties of the Company, on the one hand, and the PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the Business Combinations.

Additionally, on April 7, 2021, the Company, RAC OpCo, Sponsor and Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company (“Atlas”), entered into an Amendment to Forward Purchase Agreement (the “FPA Amendment”) pursuant to which the Forward Purchase Agreement, dated as of September 30, 2020 (the “Original Agreement”), by and among such parties was amended to provide that Atlas shall purchase a total of $20,000,000 of Forward Purchase Securities (as defined in the Original Agreement) and the Forward Purchase Warrants (as defined in the Original Agreement) will consist of one-eighth of one redeemable warrant (where each whole redeemable warrant is exercisable to purchase one share of Class A Common Stock at an exercise price of $11.50 per share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (the “RAC OpCo”), unless the context indicates otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,771,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to our Sponsor and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $6.8 million. Each Private Placement Warrant is exercisable to purchase one share of Rice’s Class A common stock or, in certain circumstances, one Class A Unit of RAC OpCo together with a corresponding number of shares of Rice’s non-economic Class B common stock.

Following the Initial Public Offering, our public stockholders hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in RAC OpCo through Rice’s ownership of Class A Units of RAC OpCo. By contrast, the Initial Stockholders (our Sponsor, Atlas Point Fund and our officers and directors) own direct economic interests in RAC OpCo in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined below). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the Public Shares (as defined below). However, given the relatively de minimis number of Sponsor Shares relative to Public Shares, in many cases the economic, governance or other effects of the sponsor shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or October 26, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of RAC OpCo (other than those held by Rice), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity for the three months ended March 31, 2021, has been related to identifying a target company for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had income of approximately $8.7 million, which consisted of approximately $11.7 million of change in fair value of warrant liabilities offset by approximately $3.0 million of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account and a working capital deficiency of approximately $1.4 million.

Our liquidity needs to date had been satisfied through the payment of $26,000 from our Sponsor to purchase the Founder Shares and Sponsor Shares, a loan under a note agreement with our Sponsor of approximately $290,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was paid in full as of November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Sponsor may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds held outside of the Trust Account for paying existing accounts payable, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

On October 21, 2020, we entered into an Administrative Services Agreement pursuant to which we have agreed to cause RAC OpCo to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on May 13, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in October 2020 (the “warrants”). This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of December 31, 2020 and for the period from September 1, 2020 to December 31, 2020 (such period, the “Affected Period”). In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, solely due to the material weakness discussed above and the resulting restatement of our financial statements for the Affected Period to reflect the warrants as a liability (the “restatement”).

In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement had not yet been identified.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to disclose any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading; and

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination.

For more information about our risk factors, see Item 1A of Part I in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 and the section titled “Risk Factors” contained in our preliminary proxy statement filed with the SEC on May 14, 2021, as the same may be amended or supplemented, and in our definitive proxy statement with respect to our initial business combination, when the same becomes available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 26, 2020, we consummated the Initial Public Offering of 23,725,000 Units, including the Over-Allotment Units. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $237,250,000. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,225,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less underwriting discounts and commissions. On October 23, 2020, the underwriters partially exercised the over-allotment option and, on October 26, 2020, the underwriters purchased the Over-Allotment Units.

Barclays Capital Inc., AmeriVet Securities Inc. and Academy Securities Inc. served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249340). The SEC declared the registration statement effective on October 21, 2020.

In connection with the closing of the Initial Public Offering, we paid a total of approximately $4.3 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $7.6 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, the Sponsor loaned RAC OpCo approximately $300,000 under the Note.

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

On October 26, 2020, simultaneously with the closing of the Initial Public Offering and pursuant to separate Private Placement Warrants and Warrant Rights Agreements, dated September 21, 2020, by and among the Company and RAC OpCo, and each of the Sponsor and Atlas Point Fund, the Company completed the private sale of an aggregate of 6,771,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant to the Sponsor and Atlas Point Fund, generating gross proceeds of $6,771,000.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2020).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of May 2021.

RICE ACQUISITION CORP.

By:	/s/ Daniel Joseph Rice, IV
Name:	Daniel Joseph Rice, IV
Title:	Chief Executive Officer