Form 10-Q
period 2021-06-30
Rice Acquisition Corp.
filed 2021-08-13
CIK 1823766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 23,727,500 shares of Class A common stock, par value $0.0001, and 5,931,350 shares of Class B common stock, par value $0.0001, were issued and outstanding.

RICE ACQUISITION CORP.

Form 10-Q
For the Quarter Ended June 30, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors listed above and others described under the heading “Risk Factors” in Item 1A of Part I in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RICE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$5,290	$1,335,167
Prepaid expenses	469,693	662,865
Total current assets	474,983	1,998,032
Investments held in Trust Account	237,351,433	237,308,171
Total Assets	$237,826,416	$239,306,203

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$7,950,051	$118,446
Accounts payable	71,571	217,918
Franchise tax payable	99,452	65,481
Total current liabilities	8,121,074	401,845
Deferred legal fees	187,500	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750	7,610,750
Derivative warrant liabilities	138,965,647	42,588,487
Total liabilities	154,884,971	50,788,582

Commitments and Contingencies

Class A common stock; 7,794,144 and 18,351,762 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	77,941,440	183,517,620

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 15,933,356 and 5,375,738 shares issued and outstanding (excluding 7,794,144 and 18,351,762 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,594	538
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding as of June 30, 2021 and December 31, 2020	593	593
Additional paid-in capital	133,067,223	27,492,099
Accumulated deficit	(123,144,622)	(21,629,069)
Total Rice Acquisition Corp. equity	9,924,788	5,864,161

Non-controlling interest in subsidiary	(4,924,783)	(864,160)

Total stockholders’ equity	5,000,005	5,000,001
Total Liabilities and Stockholders’ Equity	$237,826,416	$239,306,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
General and administrative expenses	$6,168,889	$9,168,480
Franchise tax expense	33,973	73,799
Total operating expenses	(6,202,862)	(9,242,279)
Other income (expense)
Change in fair value of derivative warrant liabilities	(108,151,160)	(96,377,160)
Interest earned on investments held in Trust Account	5,752	43,263
Net loss	(114,348,270)	(105,576,176)
Net loss attributable to non-controlling interest in subsidiary	(4,398,010)	(4,060,622)
Net loss attributable to Rice Acquisition Corp.	$(109,950,260)	$(101,515,554)

Weighted average shares outstanding of redeemable Class A common stock	23,725,000	23,725,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00
Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,933,850	5,933,850
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(19.27)	$(17.79)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity
Balance - December 31, 2020	5,375,738	$538	5,931,350	$593	$27,492,099	$(21,629,069)	$(864,160)	$5,000,001
Change in common stock subject to possible redemption	(877,200)	(88)	-	-	(8,772,002)	-	-	(8,772,090)
Net loss	-	-	-	-	-	8,434,707	337,387	8,772,094
Balance - March 31, 2021	4,498,538	450	5,931,350	593	18,720,097	(13,194,362)	(526,773)	5,000,005
Change in common stock subject to possible redemption	11,434,818	1,144	-	-	114,347,126	-	-	114,348,270
Net loss	-	-	-	-	-	(109,950,260)	(4,398,010)	(114,348,270)
Balance - June 30, 2021	15,933,356	$1,594	5,931,350	$593	$133,067,223	$(123,144,622)	$(4,924,783)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(105,576,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	96,377,160
Interest earned on securities held in Trust Account	(43,263)
Changes in operating assets and liabilities:
Prepaid expenses	193,172
Accounts payable	(146,347)
Accrued expenses	7,831,605
Franchise tax payable	33,972
Net cash used in operating activities	(1,329,877)

Net change in cash	(1,329,877)

Cash - beginning of the period	1,335,167
Cash - end of the period	$5,290

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$105,576,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Rice Acquisition Corp. is a blank check company incorporated in Delaware on September 1, 2020. As used herein, the “Company” or “Rice” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (“RAC OpCo”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2021 relates to the search for a prospective initial Business Combination, including activities in connection with the proposed acquisitions of Aria Energy LLC, a Delaware limited liability company, and Archaea Energy LLC, a Delaware limited liability company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash, cash equivalents and investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders of the Company’s Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 2,500 shares of Class A common stock, par value $0.0001 per share, of the Company held by the Sponsor and forming part of the Sponsor Shares. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), Sponsor Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination Agreements

On April 7, 2021, the Company entered into (i) the Business Combination Agreement (as amended, supplemented or otherwise modified from time to time, the “Aria Merger Agreement”), by and among the Company, RAC OpCo, LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC OpCo (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and a direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and a direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and the Equityholder Representative (as defined therein), pursuant to which, among other things, Aria Merger Sub will merge with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, and (ii) the Business Combination Agreement, dated as of April 7, 2021 (as amended, supplemented or otherwise modified from time to time, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among the Company, RAC OpCo, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy, LLC (“Archaea Seller”), a Delaware limited liability company, and Archaea Energy II, LLC, a Delaware limited liability company (“Archaea” and, together with Archaea Seller and Aria, the “Companies”), pursuant to which, among other things, Archaea Merger Sub will merge with and into Archaea, with Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, in each case, on the terms and subject to the conditions therein (the transactions contemplated by the Business Combination Agreements, the “Business Combinations”).

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The interim operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on May 13, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the period ended December 31, 2020.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $5,000 in our operating bank account and a working capital deficit of approximately $7.6 million.

The Company’s liquidity needs to date had been satisfied through the payment of $26,000 from the Sponsor to purchase the Founder Shares and Sponsor Shares (see Note 4), the loan under the Note of approximately $290,000 (see Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, and management has the intent and ability to support the Company through such time period. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2021 and December 31, 2020. The ownership interest of noncontrolling participants in the operating subsidiary is included as a separate component of stockholders’ equity. The noncontrolling participants’ share of the net loss is included as “Net loss attributable to noncontrolling interest in subsidiary” on the accompanying unaudited condensed consolidated statement of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There are no cash equivalents as of June 30, 2021 and December 31, 2020.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the periods. Non-redeemable Class A common stock includes shares sold in the Private Placement Units and Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 18,633,500 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A common stock
Numerator: Income allocable to redeemable Class A common stock
Income from investments held in Trust Account	$5,752	$43,263
Less: Company’s portion available to be withdrawn to pay taxes	(5,752)	(43,263)
Net income attributable to redeemable Class A common stock	$-	$-
Denominator: Weighted average redeemable Class A common stock
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	23,725,000	23,725,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Non-redeemable Class A and Class B common stock
Numerator: Net income (loss) minus net income allocable to redeemable Class A common stock
Net income (loss)	$(114,348,270)	$(105,576,176)
Net income allocable to redeemable Class A common stock	-	-
Net income (loss) attributable to non-redeemable Class A and Class B common stock	$(114,348,270)	$(105,576,176)
Denominator: Weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,933,850	5,933,850
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(19.27)	$(17.79)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets of approximately $1,932,000 and $618,000, respectively, with a full valuation allowance against them.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was de minimis for the three and six months ended June 30, 2021.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On September 1, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed an aggregate of approximately $290,000 under the Note. The outstanding balance of the Note was paid in full as of November 10, 2020. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date the Company’s securities are first listed on NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2021 and December 31, 2020, the Company had $20,000 and $30,000 outstanding for services in connection with such agreement on the accompanying condensed consolidated balance sheets, respectively.

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,727,500 shares of Class A common stock issued and outstanding, of which 18,351,762 shares of Class A common stock are subject to possible redemption and therefore classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,931,350 shares of Class B common stock issued and outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Warrants

As of June 30, 2021 and December 31, 2020, the Company had 11,862,500 Public Warrants and 6,771,000 Private Placement Warrants outstanding, respectively.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$237,351,433	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$67,616,251	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$71,349,396

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$237,308,171	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$27,046,500	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$15,541,987

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the Company’s condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

For periods where no observable traded price is available, the fair value of the Public Warrants was estimated using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The Warrants are measured at fair value on a recurring basis. The measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key Level 3 fair value measurement inputs into the Black-Scholes model for the Private Placement Warrants as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$18.05	$10.83
Volatility	52.0%	22.7%
Term (in years)	5.25	5.82
Risk-free rate	0.91%	0.48%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$15,541,987
Change in fair value of derivative warrant liabilities	(2,284,001)
Derivative warrant liabilities at March 31, 2021	13,257,986
Change in fair value of derivative warrant liabilities	58,091,410
Derivative warrant liabilities at June 30, 2021	$71,349,396

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events, except as noted above, that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Rice Acquisition Corp. and its majority-owned and controlled operating subsidiary, Rice Acquisition Holdings LLC (“RAC OpCo”), unless the context indicates otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On April 7, 2021, the Company entered into (i) the Business Combination Agreement (as amended, supplemented or otherwise modified from time to time, the “Aria Merger Agreement”), by and among the Company, RAC OpCo, LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC OpCo (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and a direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and a direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and the Equityholder Representative (as defined therein), pursuant to which, among other things, Aria Merger Sub will merge with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, and (ii) the Business Combination Agreement, dated as of April 7, 2021 (as amended, supplemented or otherwise modified from time to time, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among the Company, RAC OpCo, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy, LLC (“Archaea Seller”), a Delaware limited liability company, and Archaea Energy II, LLC, a Delaware limited liability company (“Archaea” and, together with Archaea Seller and Aria, the “Companies”), pursuant to which, among other things, Archaea Merger Sub will merge with and into Archaea, with Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, in each case, on the terms and subject to the conditions therein, and certain related agreements, as further described in Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our entire activity for the three and six months ended June 30, 2021, has been related to identifying a target company for our initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income from the proceeds from the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a loss of approximately $131.8 million, which consisted of approximately $125.6 million of change in fair value of warrant liabilities, approximately $6.2 million of general and administrative expenses, approximately $34,000 of franchise tax expense, partially offset by approximately $6,000 in interest earned on investments held in Trust Account.

For the six months ended June 30, 2021, we had a loss of approximately $123.0 million, which consisted of approximately $113.8 million of change in fair value of warrant liabilities, approximately $9.2 million of general and administrative expenses, approximately $74,000 of franchise tax expense, partially offset by approximately $43,000 in interest earned on investments held in Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $5,000 in our operating bank account and a working capital deficiency of approximately $7.6 million.

Our liquidity needs to date had been satisfied through the payment of $26,000 from our Sponsor to purchase the Founder Shares and Sponsor Shares, a loan under a note agreement with our Sponsor of approximately $290,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was paid in full as of November 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Sponsor may, but are not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loans.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies as discussed in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 13, 2021.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, solely due to the material weakness in internal control over financial reporting described below and the resulting restatement of our financial statements for the Affected Period (as defined below) to reflect the warrants we issued in connection with our initial public offering in October 2020 (the “warrants”) as a liability.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020, we have identified a material weakness in our internal control over financial reporting related to the accounting for the warrants. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures as of December 31, 2020 and for the period from September 1, 2020 to December 31, 2020 (such period, the “Affected Period”).

Remediation Efforts to Address the Material Weakness

In response to the material weakness described above, our management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we already had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, in the quarter ended June 30, 2021, we improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we expanded and improved our review process for complex securities and related accounting standards, and we have increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. We have also retained the services of a valuation expert to assist in valuation analysis of the warrants on a quarterly basis. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. As such, our material weakness had not been fully remediated as of June 30, 2021.

In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as described above in “Remediation Efforts to Address the Material Weakness,” there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to disclose any material changes from risk factors as previously disclosed in our Annual Report on Form 10-K/A. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

For more information about our risk factors, see Item 1A of Part I in Amendment No. 1 to our Annual Report on Form 10-K/A for the period ended December 31, 2020 and the section titled “Risk Factors” contained in our definitive proxy statement filed with the SEC on August 12, 2021, as the same may be amended or supplemented, with respect to our initial business combination.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Aria Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
2.2†	Archaea Merger Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
2.3†*	Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative.
2.4†*	Amendment No. 2 to Business Combination Agreement, dated as of June 11, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative.
2.5†*	Amendment No. 3 to Business Combination Agreement, dated as of August 3, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative.
2.6†*	Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer and Archaea Energy II, LLC.
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2020).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
10.2	FPA Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Daniel Joseph Rice, IV
	Name:	Daniel Joseph Rice, IV
	Title:	Chief Executive Officer

