Form 10-Q
period 2021-09-30
Archaea Energy Inc.
filed 2021-11-15
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
______________________________
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number:
001-39644
_____________________________
Archaea Energy Inc.
(Exact name of Registrant as specified in its charter)
_____________________________

Delaware	85-2867266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4444 Westheimer Road, Suite G450
Houston, Texas 77027
(Address of principal executive offices and zip code)
(346) 708-8272
(Registrant's telephone number, including area code)
Rice Acquisition Corp.
102 East Main Street, Second Story
Carnegie, Pennsylvania 15106
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	LFG	The New York Stock Exchange
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share	LFG WS	The New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No    ☒
As of November 8, 2021, there were 53,590,976 shares of Class A common stock and 62,281,735 shares of Class B common stock issued and outstanding.

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Archaea Energy Inc.

	Consolidated Condensed Balance Sheets – As of September 30, 2021 and December 31, 2020	5

	Consolidated Condensed Statements of Operations – Three and nine months ended September 30, 2021 and 2020	6

	Consolidated Condensed Statements of Equity – Three and nine months ended September 30, 2021 and 2020	7

	Consolidated Condensed Statements of Cash Flows – Nine months ended September 30, 2021 and 2020	9

	Notes to Consolidated Condensed Financial Statements	10

	Aria Energy LLC (Predecessor)

	Consolidated Condensed Balance Sheet – As of December 31, 2020	37

	Consolidated Condensed Statements of Operations – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	38

	Consolidated Condensed Statements of Comprehensive Income – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	39

	Consolidated Condensed Statements of Equity – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	40

	Consolidated Condensed Statements of Cash Flows – For the period from January 1, 2021 to September 14, 2021 and the nine months ended September 30, 2020	41

	Notes to Consolidated Condensed Financial Statements	42

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 3.	Defaults Upon Senior Securities	74

Item 4.	Mine Safety Disclosures	74

Item 5.	Other Information	74

Item 6.	Exhibits	74

	SIGNATURES	77

Commonly Used Terms and Definitions
Unless the context otherwise requires, the terms “Archaea” and the “Company” refer to Archaea Energy Inc. and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:
Archaea Merger Agreement: The Business Combination Agreement, dated April 7, 2021, as subsequently amended, pursuant to which, among other things, the Company acquired Legacy Archaea
Aria: Aria Energy LLC, a Delaware limited liability company, and its subsidiaries
Aria Holders: The members of Aria immediately prior to the Closing
Aria Merger: The transaction executed by the Archaea Merger Agreement
Aria Merger Agreement: The Business Combination Agreement, dated as of April 7, 2021, as subsequently amended, pursuant to which, among other things, the Company acquired Aria
Atlas: Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company
Btu: British thermal units
Business Combination Agreements: The Aria Merger Agreement and the Archaea Merger Agreement
Business Combinations: The transactions contemplated by the Business Combination Agreements
Class A Common Stock: Class A Common Stock, par value $0.0001 per share, of the Company
Class A Common Units: Class A Common Units of Opco
Class B Common Stock: Class B Common Stock, par value $0.0001 per share, of the Company
Class B Common Units: Class B Common Units of Opco
Closing: The closing of the Business Combinations
Closing Date: September 15, 2021, the closing date of the Business Combinations
Common Stock: Class A Common Stock and the Class B Common Stock
Environmental Attributes: Federal, state and local government incentives in the United States, provided in the form of RINs, RECs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.
FERC: The Federal Energy Regulatory Commission
Forward Purchase Warrants: The 250,000 warrants issued in a private placement that closed simultaneously with the consummation of the Business Combinations on September 15, 2021
GCES: Gulf Coast Environmental Services, LLC
Initial Public Offering: RAC’s initial public offering, which was consummated on October 26, 2020
ISO: Independent System Operator
Legacy Archaea: Archaea Energy LLC, a Delaware limited liability company, and its subsidiaries
Legacy Archaea Holders: The members of Legacy Archaea immediately prior to the Closing

LCFS: Low Carbon Fuel Standard
LFG: Landfill gas
MMBtu: One million British thermal unit
MW: Megawatts
MWh: Megawatt hours
NYSE: The New York Stock Exchange
Opco: LFG Acquisition Holdings LLC, a Delaware limited liability company, which was formerly named Rice Acquisition Holdings LLC
PIPE Financing: The private placement of 29,166,667 shares of Class A Common Stock for gross proceeds to the Company of $300 million in connection with the Business Combinations
Private Placement Warrants: The 6,771,000 warrants originally issued to Sponsor and Atlas in a private placement that closed simultaneously with the consummation of the Initial Public Offering
Proxy Statement: The Company’s definitive proxy statement regarding the Business Combinations and related transactions filed with the SEC on August 12, 2021
Public Warrants: The 11,862,492 warrants originally sold as part of the units issued in the Initial Public Offering
RAC: Rice Acquisition Corp.
RAC Opco: Rice Acquisition Holdings LLC
RECs: Renewable Energy Credits
Redeemable Warrants: The Company's Public Warrants and Forward Purchase Warrants
RINs: Renewable Identification Numbers
RNG: Renewable natural gas
RTO: Regional transmission organization
SEC: U.S. Securities and Exchange Commission
Sponsor: Rice Acquisition Sponsor LLC, a Delaware limited liability company

Cautionary Note Regarding Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q (this "Report"), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words. Forward-looking statements may relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements concerning market conditions and trends, earnings, performance, strategies, prospects and other aspects of the business of the Company. Forward looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to: (a) the ability to recognize the anticipated benefits of the Business Combinations and any transactions contemplated thereby, which may be affected by, among other things, competition, the ability of the Company to grow and manage growth profitably and retain its management and key employees; (b) the possibility that the Company may be adversely affected by other economic, business and/or competitive factors; (c) the Company’s ability to develop and operate new projects; (d) the reduction or elimination of government economic incentives to the renewable energy market; (e) delays in acquisition, financing, construction and development of new projects; (f) the length of development cycles for new projects, including the design and construction processes for the Company’s projects; (g) the Company’s ability to identify suitable locations for new projects; (h) the Company’s dependence on landfill operators; (i) existing regulations and changes to regulations and policies that affect the Company’s operations; (j) decline in public acceptance and support of renewable energy development and projects; (k) demand for renewable energy not being sustained; (l) impacts of climate change, changing weather patterns and conditions, and natural disasters; (m) the ability to secure necessary governmental and regulatory approvals; (n) the Company’s expansion into new business lines and (o) other risks and uncertainties indicated in the Registration Statement on Form S-1 (File No. 333-260094), originally filed by the Company with the SEC on October 6, 2021, as subsequently amended on October 18, 2021 and declared effective by the SEC on October 21, 2021 (the “Registration Statement”), including those under “Risk Factors” therein, and other documents filed or to be filed with the SEC by the Company.
Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARCHAEA ENERGY INC.
Consolidated Condensed Balance Sheets
(Unaudited)

(in thousands, except shares and per share data)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$153,644	$1,496
Restricted cash	17,156	—
Accounts receivable, net	30,244	1,780
Inventory	9,285	—
Prepaid expenses and other current assets	29,311	4,730
Total Current Assets	239,640	8,006
Property, plant and equipment, net	281,610	52,368
Intangible assets, net	592,123	8,693
Goodwill	27,011	2,754
Equity method investments	237,265	—
Other non-current assets	9,596	2,460
Total Assets	$1,387,245	$74,281

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$3,630	$14,845
Current portion of long-term debt, net	8,546	1,302
Accrued and other current liabilities	21,587	8,270
Total Current Liabilities	33,763	24,417
Long-term debt, net	329,254	14,773
Derivative liabilities	160,630	—
Below market contracts	108,392	—
Asset retirement obligations	3,904	306
Other long-term liabilities	8,009	3,294
Total Liabilities	643,952	42,790
Commitments and Contingencies
Redeemable Noncontrolling Interests	1,179,616	—
Equity
Members' Equity	—	34,930
Members' Accumulated Deficit	—	(4,156)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 900,000,000 shares authorized; 52,847,195 shares and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	—
Class B common stock, $0.0001 par value; 190,000,000 shares authorized; 62,281,735 shares and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6	—
Additional paid in capital	—	—
Accumulated deficit	(436,461)	—
Total Stockholders' Equity	(436,450)	—
Nonredeemable noncontrolling interests	127	717
Total Equity	(436,323)	31,491
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$1,387,245	$74,281

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
Revenues and Other Income
Energy revenue	$10,916	$—	$13,975	$—
Other revenue	865	1,904	4,588	4,496
Amortization of intangibles and below-market contracts	205	—	205	—
Total Revenue and Other Income	11,986	1,904	18,768	4,496
Equity Investment Income, Net	879	—	879	—
Cost of Operations
Cost of energy	9,478	52	12,625	87
Cost of other revenues	615	1,202	2,976	2,490
Depreciation, amortization and accretion	3,142	34	4,077	101
Total Cost of Operations	13,235	1,288	19,678	2,678
General and administrative expenses	9,053	1,205	20,097	3,652
Operating Income (Loss)	(9,423)	(589)	(20,128)	(1,834)
Other Income (Expense)
Interest expense, net	(1,586)	—	(1,606)	—
Gain (loss) on derivative contracts	(10,413)	—	(10,413)	—
Other income (expense)	81	(13)	377	15
Total Other Income (Expense)	(11,918)	(13)	(11,642)	15
Income (Loss) Before Income Taxes	(21,341)	(602)	(31,770)	(1,819)
Income tax benefit	—	—	—	—
Net Income (Loss)	(21,341)	(602)	(31,770)	(1,819)
Net income (loss) attributable to nonredeemable noncontrolling interests	(335)	258	(589)	386
Net income (loss) attributable to Legacy Archaea	(5,733)	(860)	(15,908)	(2,205)
Net income (loss) attributable to redeemable noncontrolling interests	(8,262)	—	(8,262)	—
Net Income (Loss) Attributable to Class A Common Stock	$(7,011)	$—	$(7,011)	$—
Net income (loss) per Class A common share:
Net income (loss) – basic (1)	$(0.13)	$—	$(0.13)	$—
Net income (loss) – diluted (1)	$(0.13)	$—	$(0.13)	$—
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	52,847,195	—	52,847,195	—
Diluted (1)	52,847,195	—	52,847,195	—
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Equity
(Unaudited)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$—	$34,930	$(4,156)	$—	$—	$—	$—	$717	$31,491
Net income (loss) prior to Closing	—	—	(15,908)	—	—	—	—	(534)	(16,442)
Members' equity contributions	—	70	—	—	—	—	—	—	70
Share-based compensation expense prior to Closing	—	2,349	—	—	—	—	—	—	2,349
Reclassification in connection with reverse recapitalization	—	(37,349)	20,064	—	3	37,346	(20,064)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	410,296	—	—	—	—	(430,360)	20,064	—	(410,296)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interest to redemption amount	777,582	—	—	—	—	(348,133)	(429,450)	—	(777,583)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(436,461)	$127	$(436,323)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital(	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2019	$—	$2,470	$(1,683)	$—	$—	$—	$—	$—	$787
Net income (loss)	—	—	(2,205)	—	—	—	—	386	(1,819)
Members' equity contributions	—	32,460	—	—	—	—	—	—	32,460
Noncontrolling interest in acquired business acquisition	—	—	—	—	—	—	—	480	480
Balance - September 30, 2020	$—	$34,930	$(3,888)	$—	$—	$—	$—	$866	$31,908

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Equity
(Unaudited)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - June 30, 2021	$—	$35,178	$(14,331)	$—	$—	$—	$—	$462	$21,309
Net income (loss) prior to Closing	—	—	(5,733)	—	—	—	—	(279)	(6,012)
Share-based compensation expense prior to Closing	—	2,171	—	—	—	—	—	—	2,171
Reclassification in connection with reverse recapitalization	—	(37,349)	20,064	—	3	37,346	(20,064)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	410,296	—	—	—	—	(430,360)	20,064	—	(410,296)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interests to redemption amount	777,582	—	—	—	—	(348,133)	(429,450)	—	(777,583)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(436,461)	$127	$(436,323)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance - June 30, 2020	$—	$18,220	$(3,028)	$—	$—	$—	$—	$608	$15,800
Net income (loss)	—	—	(860)	—	—	—	—	258	(602)
Members' equity contributions	—	16,710	—	—	—	—	—	—	16,710
Balance - September 30, 2020	$—	$34,930	$(3,888)	$—	$—	$—	$—	$866	$31,908

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(31,770)	$(1,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion expense	4,077	101
Amortization of debt issuance costs	627	—
Amortization of intangibles and below-market contracts	(6)	—
Bad debt expense	10	76
Return on investment in equity method investments	336	—
Equity in earnings of equity method investments	(879)	—
Change in fair value of derivative liabilities	10,413	—
Forgiveness of Paycheck Protection Loan	(201)	—
Stock-based compensation expense	2,887	—
Changes in operating assets and liabilities:
Accounts receivable	(692)	(1,124)
Inventory	(270)	—
Prepaid expenses and other current assets	(22,315)	(627)
Accounts payable - trade	(4,043)	(335)
Accrued and other liabilities	(7,475)	810
Other non-current assets	(3,490)	—
Other long-term liabilities	(1,919)	98
Net cash provided by (used in) operating activities	(54,710)	(2,820)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	(463,334)	—
Acquisition of assets and businesses, excluding Aria	(31,527)	(1,156)
Purchases of property, plant and equipment	(88,209)	(9,659)
Purchases of biogas rights	(202)	(7,892)
Contributions to equity method investments	(4,100)	—
Net cash used in investing activities	(587,372)	(18,707)
Cash flows from financing activities
Borrowings on line of credit agreement	12,478	—
Repayments on line of credit agreement	(12,478)	—
Proceeds from long-term debt, net of issuance costs	361,959	—
Repayments of long-term debt	(47,040)	—
Proceeds from PPP Loan	—	691
Proceeds from reverse recapitalization and PIPE Financing	496,397	—
Capital contributions	70	21,150
Distributions to noncontrolling interest	—	—
Net cash provided by financing activities	811,386	21,841
Net increase (decrease) in cash, cash equivalents and restricted cash	169,304	314
Cash, cash equivalents and restricted cash - beginning of period	1,496	423
Cash, cash equivalents and restricted cash - end of period	$170,800	$737
Supplemental cash flow information:
Cash paid for interest[1]	$1,869	$—
Non-cash investing activities:
Accruals of property, plant and equipment and biogas rights incurred but not paid	$2,317	$1,597
1Net of capitalized interest of $7.2 million and zero for the nine months ended September 30, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Description of Business
Archaea Energy Inc. ("Archaea" or the "Company"), a Delaware corporation (formerly named Rice Acquisition Corp.), is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. As of September 30, 2021, Archaea owns and operates a diversified portfolio of 23 LFG recovery and processing projects across 12 states, including 13 LFG to electric projects and 10 projects that produce pipeline-quality RNG.
On September 15, 2021, Archaea consummated the previously announced business combinations pursuant to (i) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Aria Merger Agreement”), by and among Rice Acquisition Corp., a Delaware corporation ("RAC"), Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of RAC (“RAC Opco”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Opco (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and Aria Renewable Energy Systems LLC, a Delaware limited liability company, pursuant to which, among other things, Aria Merger Sub was merged with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Aria Merger Agreement, the “Aria Merger”), and (ii) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among RAC, RAC Opco, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy LLC, a Delaware limited liability company, and Archaea Energy II LLC, a Delaware limited liability company (“Legacy Archaea”), pursuant to which, among other things, Archaea Merger Sub was merged with and into Legacy Archaea, with Legacy Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Archaea Merger Agreement, the “Archaea Merger” and, together with the Aria Merger, the “Business Combinations”). As further discussed in Note 4 - Business Combinations and Reverse Recapitalization, Legacy Archaea was determined to be the accounting acquirer of the Business Combinations, and Aria was the predecessor to the Company.
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are held by RAC Buyer, all of the equity interests in RAC Buyer are held by RAC Intermediate, all of the equity interests in RAC Intermediate are held by Opco and Archaea’s only assets are its equity interests in Opco. In connection with the consummation of the Business Combinations, Opco, or Rice Acquisition Holdings LLC was renamed LFG Acquisition Holdings LLC. In accordance with Accounting Standards Codification ("ASC") 810 - Consolidation, Opco is considered a variable interest entity ("VIE") where Archaea is the sole managing member of Opco, and therefore, the primary beneficiary. As such, Archaea consolidates Opco, and the remaining unitholders that hold economic interest directly at Opco are presented as redeemable noncontrolling interests on the Company’s financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Opco issued additional Class A Common Units as part of the consideration in the Business Combinations. The ownership structure of Opco upon closing of the Business Combinations, which gives rise to the redeemable noncontrolling interest at Archaea, is as follows:

Equity Holder	Class A Common Units	% Interest
Archaea	52,847,195	45.9%
Total controlling interests	52,847,195	45.9%
Aria Holders	23,000,000	20.0%
Legacy Archaea Holders	33,350,385	29.0%
Sponsor, Atlas and RAC independent directors	5,931,350	5.2%
Total redeemable noncontrolling interests	62,281,735	54.1%
Total	115,128,930	100.0%
NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These unaudited, interim, consolidated condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and in accordance with the rules and regulations of the SEC. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The Company's accounting policies conform to US GAAP and have been consistently applied in the presentation of financial statements. The Company's consolidated condensed financial statements include all wholly-owned subsidiaries and all variable interest entities that the Company determined it is the primary beneficiary. Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted.
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company's predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 37. The Company recorded the fair value of the net assets acquired from Aria as of the Business Combination Closing Date, and goodwill was recorded. See Note 4 - Business Combinations and Reverse Recapitalization for additional information regarding the Archaea Merger and Aria Merger.
Principles of Consolidation
The consolidated condensed financial statements include the assets, liabilities and results of operations of the Company and its consolidated subsidiaries beginning on September 15, 2021, which includes 16 days of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combination. The consolidated assets, liabilities and results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea, the accounting acquirer.
The Company has determined that Opco is a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates Opco, and ownership interests of Opco not owned by the Company are reflected as redeemable noncontrolling interests due to certain redemption features. Entities that are majority-owned by Opco are consolidated. Certain investments in entities are accounted for as equity method investments and included separately in the Company's Condensed Consolidated Balance Sheet.
All intercompany balances and transactions have been eliminated.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
This may make the comparison of the Company’s consolidated condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company will re-evaluate its status as an emerging growth company in June 2022 and may no longer qualify as an emerging growth company.
Use of Estimates
The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated condensed financial statements.
Noncontrolling and Redeemable Noncontrolling Interest
Noncontrolling interest represents the portion of equity ownership in subsidiaries that is not attributable to the stockholder's equity of the Company. Noncontrolling interests are initially recorded at the transaction price which is equal to their fair value, and the amount is subsequently adjusted for the proportionate share of earnings and other comprehensive income attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests. Effective with the Business Combinations, noncontrolling interest includes the economic interest of Opco Class A units not owned by the Company, which has been classified as redeemable noncontrolling interest due to certain provisions that allow for cash settlement at the Company's election. See Note 4 - Business Combinations and Reverse Recapitalization.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The three input levels of the fair value hierarchy are as follows:
•Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset.
The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
The Company’s financial assets and liabilities are classified based on the lowest level of input that is significant for the fair value measurement. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the periods ended September 30, 2021 and December 31, 2020.
As of September 30, 2021 and December 31, 2020, the fair value of other financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued and deferred expenses approximate the carrying values because of the short-term maturity of those items. There were no changes in the methods or assumptions used in the valuation techniques by the Company during the nine months ended September 30, 2021 or the year ended December 31, 2020.
Revenue Recognition
The Company generates revenues from the production and of sales of RNG, renewable electricity generation (“Power”), and associated Environmental Attributes, as well as the performance of other landfill energy operations and maintenance (“O&M”) services. The Company also manufactures and sells customized pollution control equipment and performs associated maintenance agreement services. Based on requirements of US GAAP, a portion of revenue is accounted for under ASC 840 - Leases and a portion under ASC 606 - Revenue from Contracts with Customers. Under ASC 840, lease revenue is recognized generally upon delivery of RNG, electricity and their related renewable Environmental Attributes. Under ASC 606, revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. Based on the terms of the related sales agreements, the amounts recorded under ASC 840 as lease revenue are generally consistent with revenue recognized under ASC 606. For the nine months ended September 30, 2021, approximately 82% of revenue was accounted for under ASC 606 and 18% under ASC 840. For the nine months ended September 30, 2020, 100% of revenue was accounted for under ASC 606.
RNG

The Company’s RNG production commenced in 2021 at its Boyd County facility and has expanded with the acquisition of Aria, which at the time of the Business Combinations owned or operated nine operating RNG facilities. The Company has long-term off-take contracts with creditworthy counterparties for the sale of RNG and related Environmental Attributes. Certain long-term off-take contracts for current production are accounted for as operating leases and have no minimum lease payments. All of the rental income under these leases is recorded as revenue when the RNG is delivered to the customer. RNG not covered by off-take contracts is sold under short-term market-based contracts. When the performance

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
obligation is satisfied through the delivery of RNG to the customer, revenue is recognized. The Company receives payments from the sale of RNG production within one month after delivery.
The Company also earns revenue by selling Environmental Attributes, including RINs and LCFS credits, which are generated when producing and selling RNG for use in certain transportation markets. The majority of RINs are generated by plants for which the Company has off-take agreements to sell all of the outputs and are therefore accounted for as operating leases, and revenue is recognized when the RNG is produced and the RNG and associated RIN is transferred to a third party. The remaining RIN and LCFS sales were under short-term contracts, and revenue is recognized when the RIN or LCFS is transferred to a third party.
Power
The Company’s Power production commenced in April 2021 following the acquisition of PEI Power LLC ("PEI") and has expanded as a result of the acquisition of Aria, which at the time of the Business Combinations owned or operated twelve operating landfill gas to electric facilities. A significant portion of the electricity generated is sold and delivered under the terms of Power Purchase Agreements (“PPAs”) or other contractual arrangements. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts. Certain PPAs are accounted for as operating leases and have no minimum lease payments. All of the rental income under these leases is recorded as revenue when the electricity is delivered. Power not covered by PPAs is typically sold under a market-based contract with a regional transmission organization or in the wholesale markets. When the performance obligation is satisfied through the delivery of Power to the customer, revenue is recognized. The Company receives payments from the sale of power production within one month after delivery.
Another portion of electricity is also sold through energy wholesale markets (NYISO, ISO-NE, and PJM) into the day-ahead market. Revenue is recognized based upon the amount of electricity delivered into the day-ahead market and the day-ahead market’s clearing prices.
The Company also sells capacity into the month-ahead and three-year ahead markets in the wholesale markets noted above. Capacity revenues are recognized when contractually earned and consist of revenues billed to a third party at a negotiated contract price for making installed generation capacity available to satisfy system integrity and reliability requirements.
The Company also earns revenue by selling RECs, which are generated when producing and selling Power generated from renewable energy. For REC sales that are under contracts independent from Power sales, revenue is recognized when the REC is transferred to a third party. For REC sales that are bundled with Power sales, revenue is recognized at the time Power is produced when an active market and a sales agreement exist for the RECs.
Operation and Maintenance (“O&M”)
The Company also generates revenues by providing O&M services at projects owned by third parties which are also included in Energy revenue. In addition, the Company also provides O&M services at projects owned by its equity method investment, Mavrix, LLC ("Mavrix"). Revenue for these services is recognized upon the services being provided following contractual arrangements primarily based on the production of RNG or Power from the project.
Equipment and Associated Services
The Company’s performance obligations related to the sales of equipment are satisfied over time because the Company’s performance under each customer contract produces 1) an asset with no alternative future use to the entity, because each products solution is customized to the specific needs of each customer and 2) the Company has an enforceable right to payment under the customer termination provisions for convenience. The Company measures progress under these arrangements using an input method based on costs incurred.
The Company’s performance obligations related to the sales of the associated services are satisfied over time because the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs. The Company elected to recognize the sales of the associated services using the “right-to-invoice” practical expedient.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
See Note 5 - Revenues for further discussion.
Business Combinations
For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and can include estimates of future biogas production, commodity prices, operating and development costs, and a risk-adjusted discount rate. Revenues and costs of the acquired companies are included in the Company's operating results from the date of acquisition.
The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined. The Company’s acquisitions are discussed in Note 4 - Business Combinations and Reverse Recapitalization.
Restricted Cash
The Company maintains escrow accounts under the terms of the Assai Energy 3.75% Senior Secured Notes and the Assai Energy 4.47% Senior Secured Notes. See Note 10 - Debt. The escrow accounts are legally restricted disbursement accounts for payment of construction-related costs for the Assai biogas project, as well as for future interest and principal payments to the secured investors and future royalty payments. Due to these arrangements, the Company has classified the amounts in escrow as restricted cash.
Accounts Receivable and Allowance for Doubtful Accounts
The Company recognizes accounts receivable at invoiced amounts and maintains a valuation allowance for accounts in which collectability is in question. The carrying amount of accounts receivable represents the amount management expects to collect from outstanding balances. Credit is extended to all qualified customers under various payment terms with no collateral required. There were no material credit allowances as of September 30, 2021 or December 31, 2020.
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. Inventory consists primarily of manufacturing parts and supplies used in the maintenance of production equipment.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and impairments. Depreciation is recognized using the straight-line method at rates based on the estimated useful lives of the various classes of property, plant and equipment. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset and the Company’s business plans for the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Subsequent changes in regulations, business strategies or other factors could lead to a change in the useful life of an asset.
Costs associated with the construction of biogas facilities are capitalized during the construction period. Capitalized costs include direct costs including engineering, pipeline and plant construction, wages and benefits, consulting, equipment, and other overhead costs. When a biogas plant is placed in service, the costs associated with the biogas plant will be transferred from construction in progress to property and equipment and depreciated over its expected useful life.
Costs of improvements that extend the lives of existing properties are capitalized, whereas maintenance and repairs are expensed as incurred.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets
Long-lived assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
The Company evaluates long-lived assets, such as property, plant and equipment, including construction in progress, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When the Company believes an impairment condition may have occurred, it is required to estimate the undiscounted future cash flows associated with the long-lived asset or group of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities for long-lived assets that are expected to be held and used. If the Company determines that the undiscounted cash flows from an asset to be held and used are less than the carrying amount of the asset, or if the Company has classified an asset as held for sale, the Company would evaluate fair value to determine the amount of any impairment charge.
Equity Method Investments
Investments in entities which the Company does not control or variable interest entities in which the Company is not the primary beneficiary are accounted for using the equity method of accounting. Under this method, the Company records its proportional share of equity earnings or losses in the consolidated condensed statements of operations. Investments are increased by additional contributions and earnings and are reduced by equity losses and distributions.
Goodwill
Goodwill is determined as the excess of the consideration transferred over the fair value of the acquired assets and assumed liabilities in a business combination. Goodwill is not amortized, but rather tested for impairment annually on October 1, or earlier if an event occurs, or circumstances change, that indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount including goodwill, the Company will then perform a quantitative goodwill impairment test.
Asset Retirement Obligations
The Company recognizes a liability for obligations which the Company has a legal or a contractual obligation to remove a long-lived asset. Liabilities are recorded at estimated fair value with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value and is included in Depreciation, amortization and accretion in the consolidated condensed statement of operations. The Company has recognized asset retirement obligations ("AROs") arising from legal or regulatory requirements to perform certain asset retirement activities at the time that certain contracts terminate, including the costs of removing our facilities from the landfill property and returning the land to the state it was in prior to our facility construction.
The fair value of asset retirement obligations are measured using expected cash outflows associated with the ARO. ARO estimates are derived from historical costs and management’s expectations of future cost elements, and therefore, the Company has designated these liabilities as Level 3 financial liabilities. The significant inputs to this fair value measurement include cost estimates of assets removal, site clean-up, transportation and remediation costs, inflation estimates, and the Company's credit-adjusted risk-free rate.
Postretirement Obligations
Postretirement benefits amounts recognized in consolidated condensed financial statements are determined on an actuarial basis. The Company obtains an independent actuary valuation of its postretirement obligation annually as of December 31.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
To calculate the present value of plan liabilities, the discount rate needs to be determined which is an estimate of the interest rate at which the retirement benefits could be effectively settled. The discount rate is determined using the average effective rate derived through matching of projected benefit payments with the discount rate curve published by Citigroup as of each reporting date.
Income Taxes
As a result of the Company’s up-C structure effective with the Business Combinations, the Company expects to be a tax-paying entity. However, as the Company has historically been loss-making, any deferred tax assets created as a result of net operating losses and other deferred tax assets for the excess of tax basis in Archaea Energy Inc.'s investment in Opco would be offset by a full valuation allowance. Prior to the Business Combinations, Legacy Archaea and its subsidiaries were organized as a limited liability company, with the exception of one partially-owned subsidiary which filed income tax returns as a C-Corporation.
The Company accounts for its income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
Judgment is required in determining the provisions for income and other taxes and related accruals, and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company's various tax returns are subject to audit by various tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates.
Derivative Instruments
The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives under US GAAP. Derivative instruments are recognized on the consolidated balance sheets at fair value, with subsequent changes included in earnings. Certain contracts that are used to manage exposure to commodity prices are accounted for as derivatives, unless they meet the normal purchase/normal sale criteria and are designated and documented as such.
Share-based Compensation
The Company accounts for share-based compensation at fair value. Restricted stock units are valued at the grant date using the market price of the Company’s Class A Common Stock. The Company records share-based compensation cost, net of actual forfeitures, on a straight-line basis over the requisite service period of the respective award.
NOTE 3 – Recently Issued and Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous generally accepted accounting principles and the new requirements under Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous generally accepted accounting principles. ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021 with early adoption permitted.
The Company will adopt Topic 842 as of January 1, 2022, and it is not expected to have a material impact on the financial condition, results of operations, or cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period, and recognition of the deferred tax liabilities for outside basis differences

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU No. 2019-12 as of January 1, 2021, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the transition from LIBOR to an alternative reference rate. The guidance intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The Company is currently evaluating the provisions of this update and has not yet determined whether it will elect the optional expedients. The Company does not expect the transition to an alternative rate to have a material impact on its business, operations or liquidity.
NOTE 4 – Business Combinations and Reverse Recapitalization
On September 15, 2021, Archaea consummated the previously announced Business Combinations with Aria and Legacy Archaea, as described in Note 1 - Organization and Description of Business.
Reverse Recapitalization
Legacy Archaea is considered the accounting acquirer of the Business Combinations because Legacy Archaea Holders have the largest portion of the voting power of the Company and Legacy Archaea’s senior management comprise the majority of the executive management of the Company. Additionally, the Legacy Archaea Holders appointed the majority of board members exclusive of the independent board members. The Archaea Merger represents a reverse merger and is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Archaea Merger is treated as the equivalent of Legacy Archaea issuing shares for the net assets of RAC, accompanied by a recapitalization. The net assets of RAC were stated at historical cost, no goodwill or other intangible assets were recorded.
The Archaea Closing Merger Consideration consisted of 33,350,385 newly issued Opco Class A units and 33,350,385 newly issued shares of Class B Common Stock.
In the reverse recapitalization, the Company received $236.9 million in gross cash proceeds from RAC upon Closing. For accounting purposes, these cash proceeds were treated as the equivalent of proceeds for issuance of the following outstanding shares and warrants at the time of Closing:
•23,680,528 shares of Class A Common Stock, after redemptions
•5,931,350 shares of Class B Common Stock
•11,862,492 Public Warrants and 6,771,000 Private Placement Warrants, each exercisable at a price of $11.50 per share. See Note 11 - Derivatives for further discussion.
In connection with the Business Combinations, the Company incurred approximately $40.5 million of equity issuance costs, mainly consisting of underwriting, legal, consulting, and other professional fees, which are recorded to additional paid-in capital as a reduction of proceeds.
PIPE Financing
On April 7, 2021, in connection with its entry into the Business Combination Agreements, the Company entered into subscription agreements (each, an “Initial Subscription Agreement”) with certain investors (the “Initial PIPE Investors”) pursuant to which, among other things, the Initial PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Initial PIPE Investors, an aggregate of 30.0 million shares of the Company’s Class A

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Common Stock for an aggregate purchase price of $300.0 million ($10.00 per share), on the terms and subject to the conditions set forth therein (the “Initial PIPE Financing”).
Additionally, on April 7, 2021, RAC, RAC Opco, Sponsor and Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company (“Atlas”), entered into an Amendment to Forward Purchase Agreement (the “FPA Amendment”) pursuant to which the Forward Purchase Agreement, dated as of September 30, 2020 (the “Original FPA Agreement” and, together with the FPA Amendment, the “FPA”), by and among such parties was amended to provide that Atlas shall purchase a total of $20.0 million of Forward Purchase Securities (as defined in the Original FPA Agreement) and the Forward Purchase Warrants (as defined in the Original FPA Agreement) will consist of one-eighth of one redeemable warrant (where each whole redeemable warrant is exercisable to purchase one share of Class A Common Stock at an exercise price of $11.50 per share). Atlas satisfied its obligation to purchase the Forward Purchase Securities by participating in the PIPE Financing, and upon consummation of the Combinations, Atlas received 250,000 warrants (each exercisable for one share of Class A Common Stock at a price of $11.50).
On September 13, 2021, due to the expectation that one of the Initial PIPE Investors would not be able to fulfill its $25.0 million commitment for 2.5 million shares ($10.00 per share) in the Initial PIPE Financing, the Company entered into additional subscription agreements (each, a “Follow-On Subscription Agreement”) with certain investors (the “Follow-On PIPE Investors” and, together with the Initial PIPE Investors, the “PIPE Investors”) pursuant to which, among other things, the Follow-On PIPE Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Follow-On PIPE Investors, an aggregate of 1,666,667 newly issued shares of the Company’s Class A Common Stock for an aggregate purchase price of $25.0 million ($15.00 per share), on the terms and subject to the conditions set forth therein (the “Follow-On PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financing”). Each Follow-On Subscription Agreement is substantially identical to the form of Initial Subscription Agreement.
On the Closing Date, gross consideration of $300 million was received under the PIPE Financing, including the proceeds under the FPA Amendment, in exchange for 29,166,667 shares of Class A Common Stock and 250,000 warrants (each warrant exercisable for one share of Class A Common Stock at a price of $11.50).
Aria Merger
Aria was acquired to complement Archaea's existing RNG assets and for its operational expertise in the renewable gas industry. Aria was determined to be a VIE immediately prior to the Business Combination. Concurrent with the Business Combinations, the Company became the primary beneficiary of Aria. The Aria Merger Consideration consisted of both cash consideration and consideration in the form of newly issued Opco Class A units and newly issued shares of the Company’s Class B Common Stock. The cash component of the Aria Merger Consideration paid upon Closing was $377.1 million paid to Aria Holders, subject to certain future adjustments set forth in the Aria Merger Agreement, and $91.1 million for repayment of Aria debt. The remainder of the Aria Closing Merger Consideration consisted of 23.0 million Opco Class A units and 23.0 million shares of Class B Common Stock.
Total consideration was determined to be as follows:

(in thousands)	At September 15, 2021
Issuance of Opco Class A units	$394,910
Cash consideration	377,122
Repayment of Aria debt at Closing	91,115
Total Purchase Price Consideration	$863,147

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The Aria Merger represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired, liabilities assumed and noncontrolling interests were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Certain data to complete the purchase price allocation is not yet available, including but not limited to final appraisals of certain assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the 12-month period following the Closing, during which time the value of the assets and liabilities may be revised as appropriate. The following table sets forth the preliminary allocation of the Aria Merger consideration.

(in thousands)	As of September 15, 2021
Fair value of assets acquired:
Cash and cash equivalents	$4,903
Account receivable, net	27,331
Inventory	9,015
Prepaid expenses and other current assets	3,834
Property, plant and equipment, net	120,517
Intangible assets, net	585,398
Equity method investments	232,619
Other non-current assets	861
Goodwill	24,257
Amount attributable to assets acquired	$1,008,735

Fair value of liabilities assumed:
Accounts payable	$2,760
Accrued and other current liabilities	25,069
Below-market contracts	108,880
Other long-term liabilities	8,879
Amount attributable to liabilities assumed	145,588
Net assets acquired	863,147
Total Aria Merger consideration	$863,147
The goodwill is primarily attributable to the expected synergies Archaea believes will be created as a result of the combined companies, the ability to enhance Aria's current RNG assets, and the ability to convert certain of Aria's power assets to RNG assets. We expect a majority, if not all of the goodwill, to be assigned to the RNG reporting unit upon finalizing the purchase price allocation. Due the existence of cumulative losses, no deferred taxes are recorded for the Aria merger transaction.
Included in the consolidated statement of operations for both the three and nine months ending September 30, 2021 are revenues of $6.2 million and net income of $0.6 million related to results of Aria for the 16 day period from the Closing of the Business Combinations through September 30, 2021. The Company recognized transaction costs of $2.7 million during the three and nine months ended September 30, 2021 related to the Business Combinations.
Unaudited Pro Forma Operating Results
The following unaudited pro forma combined financial information has been prepared as if the Aria Merger and other related transactions had taken place on January 1, 2020. The information reflects pro forma adjustments based on certain assumptions that the Company believes are reasonable, including depreciation of the Company's fair-value property, plant and equipment and landfill gas rights, amortization of fair value intangibles and below-market contracts, and that debt associated with the transaction was outstanding as of January 1, 2020. Additionally, pro forma net loss attributable to Class A Common Stock excludes $19.2 million of transaction costs. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Aria Merger taken place on January 1, 2020; furthermore, the pro forma financial information is not intended to be a projection of future results.

	(Unaudited Pro Forma)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total Revenues	$48,538	$37,474	$143,525	$115,237
Net Income (Loss)	$(9,098)	$(3,825)	$61,181	$(9,017)
Stockholders’ Agreement
Pursuant to the terms of the Stockholders Agreement, the Company Holders (as defined in the Stockholders Agreement) were granted certain customary registration rights. Also, the Aria Holders (as defined in the Stockholders Agreement) are subject to a 180-day lock-up period on transferring their equity interests in the Company and Opco, while the Legacy Archaea Holders (as defined in the Stockholders Agreement) are subject to a lock-up period (i) ending on the date that is the two-year anniversary of the Closing Date solely with respect to the Company Interests distributed by Archaea Energy LLC after the one-year anniversary of the Closing Date to the Legacy Archaea Holders who are members of management of the Company as of the Closing or their Affiliates (as defined in the Stockholders Agreement) and (ii) ending on the date that is the one-year anniversary of the Closing Date with respect to all other Company Interests issued to the Legacy Archaea Holders at the Closing other than those described in the immediately foregoing clause (i).
The lock-up restrictions applicable to the Aria Holders are subject to early expiration based on the per share trading price of the Company’s Class A Common Stock, par value $0.0001, as set forth in the Stockholders Agreement. The Stockholders Agreement generally provides that if, following the Closing, the last sale price of the Class A Common Stock (as adjusted for the stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) (the "trading share price") on the principal exchange on which such securities are then listed or quoted for any 10 trading days within any 15 trading-day period commencing 15 days after the Closing, exceeds (i) $13.50 per share, then the Aria Holders, together with their permitted transferees, may transfer the equity interests in the Company that they received pursuant to the Aria Merger Agreement (the "Aria Closing Shares) during the 180-day lock-up period without restriction in an amount up to one-third of the Aria Closing Shares, (ii) $16.00 per share, then the Aria Holders, together with their permitted transferees, may transfer up to an additional one-third of the Aria Closing Shares in excess of the Aria Closing Shares described in the foregoing clause (i) (i.e., up to two-thirds of the Aria Closing Shares in the aggregate) without restriction, and (iii) $19.00 per share, then the Aria Holders, together with their permitted transferees, may transfer any of the Aria Closing Shares without restriction. As of November 11, 2021, all of the Aria Closing Shares were no longer subject to the lock-up restrictions due to Class A Common Stock trading prices.
Predecessor Financial Statements
Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria's consolidated statements of operations for the periods from July 1 to September 14, 2021, from January 1 to September 14, 2021, and the three months and nine months ended September 30, 2020, and the consolidated balance sheet as of December 31, 2020 following the Notes to the Company's Consolidated Condensed Financial Statements for comparative purposes.
Other Business Acquisitions
Gulf Coast Environmental Systems
On January 14, 2020, Legacy Archaea entered into a Membership Interest and Loan Purchase Agreement with NEI Ventures, LLC (“Noble”). Pursuant to this agreement, Legacy Archaea purchased 51% of the Class A membership interests of GCES for consideration of $0.5 million. Additionally, Legacy Archaea purchased a loan receivable held by Noble which was due from GCES for consideration of approximately $0.7 million. In February 2020, Legacy Archaea obtained additional Class A interests in consideration of waiving certain receivables, and thereby increasing its GCES ownership to 72.2%.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The acquisition of GCES was accounted for using the acquisition method, whereby all of the assets acquired, liabilities assumed and noncontrolling interests were recognized at their estimated fair value on the acquisition date, with the excess of the purchase price over the estimated fair value recorded as goodwill. The Company recorded goodwill of approximately $2.7 million.
NOTE 5 – Revenues
Revenue by Product Type
The following table disaggregates revenue by significant product type for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RNG, including RINs and LCFSs	$5,525	$—	$6,346	$—
Gas O&M service	110	—	110	—
Power, including RECs	5,125	—	7,363	—
Electric O&M service	156	—	156	—
Equipment and associated services	865	1,904	4,588	4,496
Total	$11,781	$1,904	$18,563	$4,496
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. Contract liabilities from contracts arise when amounts invoiced to customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when such revenue is expected to be recognized.
Contract assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Contract assets (included in Prepaid expenses and other current assets)	$104	$48
Contract liabilities (included in Accrued and other current liabilities)	$(520)	$(1,423)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
Remaining performance obligations at September 30, 2021 were approximately $2.3 million.
Projects are included within remaining performance obligations at such time the project is awarded and agreement on contract terms has been reached. Remaining performance obligations include amounts related to contracts for which a fixed price contract value is not assigned only when a reasonable estimate of total transaction price can be made. Remaining performance obligations include unrecognized revenues to be realized from uncompleted contracts and firm sales contracts with original terms in excess of one year.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 6 – Property, Plant and Equipment
Property, plant and equipment consist of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Machinery and equipment	$151,248	$376
Buildings and improvements	16,827	88
Furniture and fixtures	569	13
Construction in progress	115,337	51,927
Land	86	1
Total cost	284,067	52,405
Less: Accumulated depreciation	(2,457)	(37)
Property, plant and equipment, net	$281,610	$52,368
NOTE 7 – Equity Method Investments
As a result of the Aria Merger, the Company holds 50% interest in two joint ventures, Mavrix and Sunshine Gas Producers, LLC. ("SGP"), which are accounted for using the equity method. In addition, the Company also owns several other investments accounted for using the equity method of accounting.
Under the terms of the original Mavrix, LLC Contribution Agreement dated September 30, 2017, the Company is required to make an earn-out payment to its joint venture partner holding the other 50% membership in Mavrix in an amount up to $9.55 million. The earn-out payment represents additional consideration for the Company's equity interest in Mavrix and will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is due until the completion of the earn-out period. The Company has estimated the earn-out payment to be $1.7 million at September 30, 2021, and this amount was reflected in the accompanying balance sheet in other long-term liabilities.

The summarized financial information for the Mavrix and SGP equity method investments following the Business Combinations is as follows:

(in thousands)	September 30, 2021
Assets	$200,106
Liabilities	20,531
Net assets	$179,575
Company's share of equity in net assets	$89,787

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenues	$4,786	$4,786
Net income	$2,259	$2,259
Company's share of net income	$1,130	$1,130
The Company's carrying values of the Mavrix and SGP investments also include basis differences totaling $145.5 million as of September 30, 2021 as a result of the fair value measurements recorded in the Aria Merger. Amortization of the basis differences reducing equity investment income was $0.4 million for the three and nine months ended September 30, 2021.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 8 – Goodwill and Intangible Assets
Goodwill
At September 30, 2021, the Company had $27.0 million of goodwill, all of which is allocated to the RNG segment. The goodwill is primarily associated with the acquisition of Aria in the Business Combinations.
Intangible Assets
Intangible assets consist of biogas rights agreements, off-take agreements, operations and maintenance contracts, an RNG purchase contract, customer relationships and trade names that were recognized as a result of the allocation of the purchase price under business acquisitions based on their future value to the Company, and such intangible assets will be amortized over their estimated useful lives. The biogas rights agreements have various renewal terms in their underlying contracts that are factored into the useful lives when amortizing the intangible asset.
Intangible assets consist of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$554,745	$1,560	$553,185
Electricity off-take agreements	23,400	113	23,287
Operations and maintenance contracts	8,620	11	8,609
RNG purchase contract	6,920	199	6,721
Customer relationships	350	125	225
Trade names	150	54	96
Total	$594,185	$2,062	$592,123

(in thousands)	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$8,293	$—	$8,293
Customer relationships	350	70	280
Trade names	150	30	120
Total	$8,793	$100	$8,693
The biogas rights agreements, some of which are evergreen, are being amortized over their expected useful lives ranging from 4 years to 30 years, and the amortization period for each agreement begins once the associated facility commences operations. Total amortization expense was approximately $1.6 million for both the three and nine months ended September 30, 2021. The annual amortization expense is expected to be approximately $35 million for each of the next 5 years.
Below-Market Contracts
As a result of the Aria Merger, the Company assumed certain fixed-price sales contracts that are below current and future market prices. The contracts were recorded at fair value and are classified as other long-term liabilities on the Company’s consolidated condensed balance sheet.

(in thousands)	September 30, 2021
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$108,880	$488	$108,392

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The below-market contract amortization was $0.5 million for both the three months and nine months ended September 30, 2021, and was recognized as an increase to revenues since it relates to the sale of RNG and related Environmental Attributes.
NOTE 9 – Commitments
Operating Leases
The Company has entered into warehouse and office leases with third parties for periods ranging from one to three years. The Company also entered into a related-party office lease as a result of its acquisition of interest GCES in 2020. During the nine months ended September 30, 2021, the Company paid $0.2 million under this related-party lease which expires in May 2022.
For the nine months ended September 30, 2021 and 2020, the Company recognized rent expense of $0.9 million and $0.2 million, respectively.
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

(in thousands)
Remainder of 2021:	$207
2022	633
2023	114
2024	21
2025	—
Thereafter	—
Total future minimum lease payments	$975
Other Commitments
The Company has various long-term contractual commitments pertaining to its biogas rights agreements. These agreements expire at various dates through 2045. The following summarizes the aggregate minimum future payments under these contracts as of September 30, 2021:

(in thousands)
Remainder of 2021:	$794
2022	7,085
2023	2,975
2024	2,975
2025	2,975
Thereafter	23,388
Total future payments	$40,192

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 10 – Debt
The Company's outstanding debt consists of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
New Credit Agreement - Term Loan	$220,000	$—
Wilmington Trust – 4.47% Term Note	60,828	—
Wilmington Trust – 3.75% Term Note	66,558	—
Comerica Bank – Specific Advance Facility Note	—	4,319
Comerica Term Loan	—	12,000
Kubota Corporation – Term Notes	—	46
	347,386	16,365
Less unamortized debt issuance costs	(9,586)	(291)
Long-term debt less debt issuance costs	337,800	16,074
Less current maturities, net	(8,546)	(1,301)
Total long-term debt	$329,254	$14,773
Scheduled future maturities of long-term debt principal amounts are as follows:

(in thousands)
Remainder of 2021	$1,375
2022	12,752
2023	17,108
2024	17,371
2025	17,598
Thereafter	281,182
Total	$347,386
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Energy Operating LLC, a Delaware limited liability company (f/k/a LFG Buyer Co, LLC) (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, Archaea Borrower received total proceeds of $220 million under Term Loan. Archaea Borrower has outstanding borrowings under the Term Loan of $220 million at an interest rate of 3.34% as of September 30, 2021. As of September 30, 2021, the Company issued letters of credit under the New Credit Agreement of $14.7 million that reduced the borrowing capacity of the Revolver to $235.3 million, and there were no borrowings under the Revolver. Additional letters of credit of $0.8 million were also issued and outstanding as of September 30, 2021.
The maturity date of the New Credit Agreement is the last to occur of (i) September 15, 2026, (ii) the date on which the commitments under the Revolver shall terminate in accordance with the New Credit Agreement (subject to any extensions, as applicable) and (iii) the date on which the commitments under the Term Loan shall terminate in accordance with the New Credit Agreement (subject to any extensions, as applicable). Interest on the Facilities is at a floating rate based on LIBOR, with a LIBOR floor of 0.00%, or the administrative agent’s prime rate, at Archaea Borrower’s election, plus a tiered rate of 1.75% to 3.25% based on the applicable rate and type of loan. The New Credit Agreement is secured by liens on substantially all of the assets of Archaea Borrower and certain of its subsidiaries and a pledge of the equity interests of Archaea Borrower and certain of its subsidiaries. The New Credit Agreement contains customary representations and

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
warranties, affirmative and negative covenants, and events of default typical for a financing of this type, including a consolidated total leverage ratio covenant and a fixed charge coverage ratio, tested quarterly commencing December 31, 2021.
Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai Energy, LLC (“Assai”) entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the "3.75% Notes"). Interest on the 3.75% Notes is payable quarterly in arrears on each payment date and mature on September 30, 2031. On April 5, 2021, Assai entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the "4.47% Notes" and, together with the 3.75% Notes, collectively the “Assai Notes”). Interest is payable quarterly in arrears on each payment date, and the 4.47% Notes mature on September 30, 2041. As of September 30, 2021, Assai received total proceeds of $127.4 million from the Assai Notes of which approximately $30.0 million was used to complete the acquisition of PEI. The remaining proceeds are expected to be used to fund the continued development of Project Assai.
Wilmington Trust, National Association is the collateral agent for the secured parties for the Assai Notes. The Assai Notes are secured by all Assai plant assets and plant revenues and a pledge of the equity interests of Assai. Cash received from the Assai Notes is restricted for use on Assai related costs and cannot be used for general corporate purposes.
Line of Credit
The Company had a revolving line of credit agreement with Comerica Bank ("Comerica") that provided for maximum borrowings of $8.0 million. The Company had no outstanding balance on the line of credit as of December 31, 2020, and the line of credit was paid off in full and terminated at the closing of the Business Combinations.
Secured Promissory Notes
On July 15 and July 26, 2021, Archaea Holdings LLC entered into several secured promissory notes with certain lenders, including related parties to the Company, in the aggregate principal amount of approximately $30.0 million. Promissory notes totaling approximately $16.5 million bear interest at 20% per annum, and promissory notes totaling approximately $13.5 million bear interest at 7.5% per annum. All unpaid principal and unpaid accrued interest of the foregoing promissory notes were due the earlier of (a) the one-year anniversary of the respective issuance date (July 15, 2022 or July 26, 2022), (b) closing date of the Business Combinations, or (c) the date on which all amounts under promissory notes shall become due and payable in the event of the Company’s default. The promissory notes bearing interest at 20% per annum include a guaranteed minimum interest payment of approximately $1.0 million in aggregate. These promissory notes were repaid in full at the closing of the Business Combinations.
Boyd County Credit Agreement
On November 10, 2020, Archaea Holdings, LLC (“Archaea Holdings”) and Big Run Power Producers, LLC (“BRPP”), both wholly-owned subsidiaries of the Company, entered into certain promissory notes with Comerica pursuant to that certain credit agreement by and between Comerica, as the lender, and Archaea Holdings and BRPP, as the borrowers (the “Boyd County Credit Agreement”). Noble Environmental, Inc. (“Noble”) guaranteed the Boyd County Credit Agreement.
Pursuant to the Boyd County Credit Agreement, Comerica made available to the borrowers $5.0 million secured specific advance facility loan (the “SAF Loan”) and $12.0 million secured term loan (the “Comerica Term Loan”). The SAF Loan and the Comerica Term Loan bear interest at LIBOR plus 4.5%. In addition to the Comerica Term Loan and the SAF Loan, the Bank has also made available to the borrowers a corporate credit card program with a credit limit of $3.5 million for use by the borrowers in connection with the operation of the business (the “Corporate Credit Account”). As of September 30, 2021 and December 31, 2020, the Company received total proceeds under the SAF Loan and Comerica Term Loan of approximately $17.0 million and approximately $16.3 million, respectively. The Boyd County Credit

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Agreement, including the SAF Loan and the Comerica Term Loan, was repaid in full at the closing of the Business Combinations.
Noble Environmental, Inc. ("Noble Environmental"), which is a related party of Archaea, guaranteed Archaea Holding’s and BRPP's obligations under the Boyd County Credit Agreement (the "Noble Guaranty"). In consideration of Noble Environmental furnishing the Noble Guaranty, Noble Environmental required that Archaea Holdings and BRPP incur a guaranty fee. The guaranty fee is accrued on the face value of the guaranteed obligation, which shall accrue interest at a 20% interest rate subject to adjustments. The guaranty fee was evidenced by a promissory note dated November 10, 2020 made by Archaea Holding and BRPP payable to Noble Environmental (the "Noble Note"). The Noble Note aggregate balance of $3.2 million was repaid in full at the closing of the Business Combinations.
Paycheck Protection Program Loan
During 2020, the Company received a $0.2 million loan and GCES received a $0.5 million loan from the Small Business Administration (SBA) as provided for under the Paycheck Protection Program (Program) established in accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES ACT) signed into law on March 27, 2020. The Company utilized the loan proceeds in accordance with established Program guidelines which would result in forgiveness of the full amount of the loan. The forgiveness of the loan resulted in no interest being charged to the Company.
In March 2021, the Company had received notification from the lending institution that the full amount of the loan had been forgiven, and the proceeds were recorded in other income in the first quarter of 2021. The amount of the proceeds received under this loan at December 31, 2020 was reflected in the accompanying balance sheets as other long-term liability.
In December 2020, GCES had received notification from the lending institution that the full amount of the loan had been forgiven, and the proceeds were recorded in other income in the fourth quarter of 2020.
NOTE 11 – Derivative Instruments
Warrant Liabilities
The Public Warrants, Forward Purchase Warrants, and Private Placement Warrants contain exercise and settlement features that preclude them from being classified within in shareholders’ equity, and therefore are recognized as derivative liabilities. The Company recognizes these warrant instruments as liabilities at fair value with changes in fair value included within other income (loss) in the Company’s consolidated condensed statements of operations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. As of September 30, 2021, the Company had 12,112,492 total Public Warrants and Forward Purchase Warrants (together the "Redeemable Warrants") and 6,771,000 Private Placement Warrants outstanding. Redeemable Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire on September 15, 2026, or earlier upon redemption or liquidation. The Redeemable Warrants became exercisable on October 26, 2021, and the Company may redeem the outstanding Redeemable Warrants even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the last sale price of the Class A Common Stock equals or exceeds $10.00 per share on the last trading day before the notice of redemption is sent to the warrant holders, the Company may redeem the Redeemable Warrants for cash at a price of $0.10 per warrant. During the 30-day redemption period in this instance, warrant holders can elect to exercise their warrants on a cash or cashless basis.
If the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day before the notice of redemption is sent to the warrant holders, the Company may redeem the outstanding Redeemable Warrants for cash at a price of $0.01 per warrant. If the Company calls the Redeemable Warrants for redemption for cash as described above, the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering Redeemable Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the Warrants,

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
multiplied by the difference between the exercise price of the Warrants and the “fair market value” (as defined in the following sentence) by (y) the fair market value. The “fair market value” of shares of the Company's Class A Common Stock shall mean the volume weighted average price of our shares of Class A Common Stock as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Warrants; however, in no event will the Redeemable Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A Common Stock per Redeemable Warrant (subject to adjustment).
Each Private Placement Warrant is exercisable to purchase one share of Class A Common Stock or, in certain circumstances, one Class A unit of Opco (and corresponding share of Class B Common Stock). The Private Placement Warrants expire on September 15, 2026 or earlier upon redemption or liquidation. Private Placement Warrants are nonredeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. There were no Private Placement Warrants transfers as of September 30, 2021.
The fair value of the Redeemable Warrants is based on observable listed prices on NYSE for such warrants (a Level 1 measurement). The fair value of the Private Placement Warrants was estimated using the Black-Scholes option pricing model (a Level 3 measurement).
The Company used the following assumptions to estimate the fair value of the Private Placement Warrants:

	As of September 15, 2021 at Initial Measurement	September 30, 2021
Stock price	$18.05	$18.94
Exercise price	$11.50	$11.50
Volatility	45.8%	46.3%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.79%	0.97%
The change in the fair value of the warrant liabilities is recognized in gain (loss) on derivative contracts in the Consolidated Condensed Statement of Operations. The changes of the Redeemable Warrants and Private Placement Warrants through September 30, 2021 is as follows:

(in thousands)
Warrant liabilities as of September 15, 2021 (Closing Date)	$150,153
Change in fair value - Closing Date through September 30, 2021	10,477
Warrant liabilities as of September 30, 2021	$160,630

In November 2021, the Company issued a redemption notice to the holders of the Company's Redeemable Warrants. The Company will redeem all Public Warrants for Class A Common Stock that remain outstanding at 5:00 p.m., New York City time, on December 6, 2021 (the "Redemption Date") for a redemption price of $0.10 per Public Warrant. The Public Warrants were issued under the Warrant Agreement, dated October 21, 2020, by and among the Company, LFG Acquisition Holdings LLC and Continental Stock Transfer & Trust Company (as warrant agent), as part of the units sold in the IPO. In addition, the Company will redeem all of the Forward Purchase Warrants that remain outstanding on the Redemption Date at a redemption price of $0.10 per Forward Purchase Warrant. The Private Placement Warrants held by the initial holders or their permitted transferees are not subject to the redemption.
Natural Gas Swap
In conjunction with the Business Combinations, the Company assumed a natural gas variable to fixed priced swap agreement entered into by Aria. The swap agreement provides for a fixed to variable rate swap calculated monthly thorough the termination date of June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. The agreement has a remaining notional of 382,800 MMBtu as of September 30, 2021. The Company made no cash payments for the natural gas swap for the period from the Closing Date through September 30, 2021.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Changes in the fair values of the natural gas swap are recognized in gain (loss) on derivative contracts and realized losses are recognized as a component of cost of energy expense in the Consolidated Condensed Statement of Operations. Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the remaining life of the contract (a Level 2 measurement), with an adjustment for each counterparty's credit rate risk.
The following summarizes the balance sheet classification and fair value of the Company’s derivative instruments:

(in thousands)	September 30, 2021	December 31, 2020
Natural gas swap asset (included in Other long-term assets)	$391	$—
Warrant liabilities (included in Derivative liabilities)	(160,630)	—
The following table summarizes the income statement effect of gains and losses related to derivative instruments:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of energy	$—	$—	$—	$—
Gain (loss) on gas swap contracts	64	—	64	—
Gain (loss) on warrant liabilities	(10,477)	—	(10,477)	—
Total	$(10,413)	$—	$(10,413)	$—
NOTE 12 – Asset Retirement Obligations
The Company has asset retirement obligations ("ARO") associated with the future environmental remediation responsibility to restore the land and remove biogas plants and related facilities within one year of the expiration of certain operating lease agreements. The fair value of the ARO is measured using expected cash outflows associated with the ARO, adjusted for inflation and discounted at our credit-adjusted risk-free rate when the liability is initially recorded. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.
The following summarizes changes in the Company’s ARO liabilities for the year-to-date periods ending September 30, 2021 and December 31, 2020:

(in thousands)	2021	2020
Balance at beginning of period	$306	$—
Liabilities acquired(1)	3,580	—
Liabilities incurred	—	306
Accretion expense	18	—
Balance at end of period	$3,904	$306
(1) Liabilities acquired relate to asset retirement obligations assumed in the Aria Merger. See Note 4.

NOTE 13 – Redeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Opco Class A units, including units issued in connection with the Business Combinations and units owned by the Sponsor, Atlas or Company directors. As of September 30, 2021, the Company directly owned approximately 45.9% of the interest in Opco and the redeemable noncontrolling interest was 54.1%. Owners of the redeemable Opco Class A units own an equal number of shares of Class B Common Stock. Due to

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
certain cash redemption provisions of these Opco Class A units, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
Stockholders' Equity

Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.0001 per share. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.
Class A Common Stock
The Company is authorized to issue 900.0 million shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 52,847,195 shares of Class A Common Stock issued and outstanding.
Class B Common Stock
The Company is authorized to issue 190.0 million shares of Class B Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 62,281,735 shares of Class B Common Stock issued and outstanding. Class B Common Stock represents a non-economic interest in the Company.
Voting Rights
Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.
Nonredeemable Noncontrolling Interest
Noncontrolling interest includes the portion of equity ownership in one partially-owned subsidiary that is not attributable to the unitholders of Opco.
NOTE 14 – Share-Based Compensation
In connection with Business Combinations, the Company adopted the 2021 Omnibus Incentive Plan (the "Plan"). The Company may grant restricted stock, restricted stock units, incentive and non-qualified stock options, stock appreciation rights, performance awards, stock awards and other stock-based awards to officers, directors, employees and consultants under the terms of the Plan. There are 11.3 million shares authorized under the plan as of September 30, 2021, and all authorized shares remain available for future issuance as of September 30, 2021.
Restricted Stock
The Company has plans to grant restricted stock units ("RSUs") to certain employees, including certain members of management, and non-employee directors. Until the RSUs vest and settle as shares of stock, holders of RSUs will not have voting rights and will not have any rights to receive dividends. RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
The Company recognized $0.5 million of share-based compensation expense during the three months and nine months ended September 30, 2021 related to liability classified RSUs for which the inception date preceded the grant date, and the grant date has not yet occurred.
Series A Incentive Plan
Legacy Archaea adopted a Series A Incentive Plan in 2018 to provide economic incentives to select employees and other service providers in order to align their interests with equity holders of Legacy Archaea. The Series A unit awards were

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
determined to be equity classified. These Series A unit awards were granted by, and for equity interest in, Archaea Energy LLC. As of December 31, 2020, there were 4,000 vested and 4,500 unvested Series A unit awards. Under the original terms of the awards, all unvested Series A units outstanding were vested upon Closing of Business Combinations.
Series A Incentive Plan activities related to unvested units during the nine months ended September 30, 2021 were as follows:

	Series A Incentive Units	Weighted Average Grant Date Fair Value (per share)
Nonvested at December 31, 2020	4,500	$—
Granted	1,500	$1,566
Forfeited	(250)	$—
Vested	(5,750)	$409
Nonvested at September 30, 2021	—	$—
For the three and nine months ended September 30, 2021, Legacy Archaea recognized compensation costs of $2.1 million and $2.3 million, respectively, related to Series A units awards. The Company recognized no expense related to the Series A unit awards in 2020. As a result of the Business Combinations, the Series A Incentive Plan is no longer applicable to the Company.
NOTE 15 – Employee Benefit Plans
401(k) Plans
The Company maintains two separate qualified tax deferred 401(k) plans, which cover all employees who meet the one of 401(k) plan’s eligibility requirements. The Company matches up to 100% of each participant’s contribution up to a maximum of 5% of the participant’s eligible compensation.
Postretirement Obligations
Effective with the Business Combinations, the Company sponsors an unfunded defined benefit health care plan that provides postretirement medical benefits to certain legacy Aria full-time employees who meet minimum age and service requirements.
Net periodic benefit cost recognized in the consolidated statements of comprehensive loss following the Business Combinations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Service cost	$2	$—	$2	$—
Interest cost	4	—	4	—
Net periodic benefit cost	$6	$—	$6	$—
NOTE 16 – Risk and Uncertainties
The Company maintains at a financial institution cash and cash equivalents which may periodically exceed federally insured limits. It is the opinion of management that the solvency of the financial institution is not of particular concern currently. As such, management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 17 – Provision for Income Tax
The income tax provision for the three-and-nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income tax provision	$—	$—	$—	$—
The Company recognized federal, and state income tax expense of $0 million and $0 million during the three and nine months ended September 30, 2021, respectively, compared to $0 million during the same periods in 2020. The effective tax rates for the three-and-nine months ended September 30, 2021 were 0% and 0%, respectively, and were 0% during the same periods in 2020. The difference between the Company’s effective tax rate for the period ended September 30, 2021 and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. deferred tax assets. The Company did not record a tax provision for the three-or-nine months ended September 30, 2020 primarily due to Archaea Energy LLC and Aria Energy LLC’s status as a pass-through entity for U.S. federal income tax purposes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
No uncertain tax benefits have been recorded in 2021.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact to its income tax for the nine months ended September 30, 2021. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress could impact our tax provision in future periods.
Additionally, the CARES Act is an economic emergency aid package to help mitigate the impact of the COVID-19 pandemic. The Company implemented certain provisions of the CARES Act, specifically securing loans under the Paycheck Protection Program. Under the CARES Act, all provisions of the loans have been forgiven as of September 30, 2021.

NOTE 18 – Net Earnings (Loss) Per Share
The Archaea Merger was accounted for as a reverse recapitalization and is treated as the equivalent of Legacy Archaea receiving proceeds for the issuance of the outstanding Class A and Class B shares, as well as the warrants, of Rice Acquisition Corp. accompanied by a recapitalization. Therefore, Class A Common Stock is outstanding beginning at the Merger date due to the reverse recapitalization.
The Company’s basic earnings per share (EPS) of Class A Common Stock is computed using the weighted average number of Class A Common Stock outstanding during the period. Diluted EPS of Class A Common Stock includes the effect of the Company’s outstanding RSUs, Public Warrants, Forward Purchase Warrants and Private Placement Warrants, if inclusion of these items is dilutive. The dilutive effect of RSUs, Public Warrants, Forward Purchase Warrants and Private Placement Warrants is computed using the treasury stock method.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following provides a reconciliation between basic and diluted EPS attributable to Class A Common Stock.

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) attributable to Class A Common Stock	$(7,011)	$—	$(7,011)	$—
Class A Common Stock
Average number of shares outstanding - basic	52,847,195	—	52,847,195	—
Average number of shares outstanding - diluted	52,847,195	—	52,847,195	—
Excluded due to anti-dilutive effect	7,804,055	—	7,804,055	—
Net income (loss) per share of Class A Common Stock
Basic and diluted	$(0.13)	$—	$(0.13)	$—
NOTE 19 - Contingencies
Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies. The Company accrues an undiscounted liability for contingencies where a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. The Company does not believe the ultimate outcome of any currently pending lawsuit will have a material adverse effect upon the Company’s financial statements, and the liability is believed to be only reasonably possible or remote. In July 2021, Legacy Archaea settled certain lawsuits on confidential terms with the lawsuits being dismissed with prejudice.
NOTE 20 – Segment Information
The Company’s two reporting segments for the three and nine months ended September 30, 2021 and 2020 are RNG and Power. The Company’s chief operating decision maker evaluates the performance of its segments based on operational measures including revenues, net income and EBITDA. Below is a reconciliation of EBITDA to income (loss) before income taxes.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Income (loss) before income taxes	$(21,341)	$(602)	$(31,770)	$(1,819)
Interest expense	1,586	—	1,606	—
Depreciation, amortization and accretion	3,142	34	4,077	101
EBITDA	$(16,613)	$(568)	$(26,087)	$(1,718)

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended September 30, 2021
Revenue	$5,963	$5,158	$865	$11,986
Intersegment revenue	—	12	(12)	—
Total revenue	$5,963	$5,170	$853	$11,986
Net income (loss)	$28	$(320)	$(21,049)	$(21,341)
EBITDA	$1,916	$884	$(19,413)	$(16,613)

Nine months ended September 30, 2021
Revenue	$6,785	$7,395	$4,588	$18,768
Intersegment revenue	—	12	(12)	—
Total revenue	$6,785	$7,407	$4,576	$18,768
Net income (loss)	$(1,538)	$(2,150)	$(28,082)	$(31,770)
EBITDA	$585	$(316)	$(26,356)	$(26,087)

September 30, 2021
Goodwill	$27,011	$—	$—	$27,011

Three months ended September 30, 2020
Revenue	$—	$—	$1,904	$1,904
Intersegment revenue	—	—	—	—
Total revenue	$—	$—	$1,904	$1,904
Net income (loss)	$(19)	$(5)	$(578)	$(602)
EBITDA	$(19)	$(5)	$(544)	$(568)

Nine months ended September 30, 2020
Revenue	$34	$—	$4,462	$4,496
Intersegment revenue	—	—	—	—
Total revenue	$34	$—	$4,462	$4,496
Net income (loss)	$(102)	$(5)	$(1,712)	$(1,819)
EBITDA	$(102)	$(5)	$(1,611)	$(1,718)

December 31, 2020
Goodwill	$2,754	$—	$—	$2,754

NOTE 21 – Related Party Transactions
Engineering, Procurement and Construction Contract
Assai Energy, LLC (a wholly owned subsidiary of the Company) entered into a construction service and project guarantee agreement with Noble Environmental Specialty Services, LLC ("NESS") (a wholly owned subsidiary of Noble Environmental). NESS is responsible for constructing an RNG plant located at the Keystone Landfill, near Scranton, PA. The total contract price for the engineering, procurement and construction ("EPC") contract is $19.9 million. As of September 30, 2021, there has been approximately $19.5 million advanced to NESS for this project, of which approximately $12.5 million has been included in prepaid expenses on the consolidated balance sheet. The Company has the right of first refusal to any additional landfill development projects or additional EPC contracts with Noble Environmental or NESS. This agreement is considered to be a related party transaction due to the owners of NESS also being certain employees of the Company.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 22 – Subsequent Events
In October 2021, the Company completed the acquisition of a package of four landfill to renewable electricity operations for $30.3 million. Additionally, the Company reached agreement to obtain the remaining Class A membership interest in GCES for a nominal amount.

Predecessor - Aria Energy LLC Financial Statements

Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria's consolidated statements of operations for the periods from July 1 to September 14, 2021, and from January 1 to September 14, 2021, and the three and nine months ended September 30, 2020, and the consolidated balance sheet as of December 31, 2020. See Archaea Energy Inc.'s Note 4 - Business Combinations and Reverse Recapitalization for additional information.
ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Condensed Balance Sheets

(in thousands)	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$14,257
Accounts receivable	20,727
Inventory	7,770
Prepaid expenses and other current assets	3,768
Assets held for sale	70,034
Total Current Assets	116,556
Property and equipment, net	70,759
Intangible assets, net	126,922
Equity method investments	77,993
Other noncurrent assets	689
Total Assets	$392,919

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$1,570
Current portion of long-term debt, net	102,831
Accrued and other current liabilities	25,736
Liabilities held for sale	12,534
Total Current Liabilities	142,671
Long-term debt, net	136,593
Derivative liabilities	1,268
Below-market contracts	5,769
Asset retirement obligations	3,408
Other long-term liabilities	5,150
Total Liabilities	294,859
Commitments and contingencies
Equity
Controlling interest
Class A units	299,327
Class B units	19,327
Class C units	1
Retained loss	(218,957)
Accumulated other comprehensive loss	(1,349)
Total Controlling Interest	98,349
Noncontrolling interest	(289)
Total Equity	98,060
Total Liabilities and Equity	$392,919

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Condensed Statement of Operations
(Unaudited)

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Revenue and Other Income
Energy revenue	$35,765	$33,376	$120,250	$96,025
Construction revenue	8	2,705	32	9,950
Amortization of intangibles and below-market contracts	(785)	(917)	(2,693)	(2,752)
Total Revenue and Other Income	34,988	35,164	117,589	103,223
Equity Investment Income, net	6,451	2,558	19,777	6,005
Cost of Operations
Cost of energy	15,175	17,006	56,291	53,020
Cost of other revenues	8	2,576	30	9,476
Depreciation, amortization and accretion	4,634	7,801	15,948	23,381
Total Cost of Operations	19,817	27,383	72,269	85,877
Gain on disposal of assets	—	—	(1,347)	—
General and administrative expenses	20,678	5,303	33,737	14,934
Operating Income (Loss)	944	5,036	32,707	8,417
Other Income (Expense)
Interest expense, net	(2,053)	(4,765)	(10,729)	(14,429)
Gain (loss) on derivative contracts	574	261	1,129	(61)
Gain on extinguishment of debt	—	—	61,411	—
Other income	1	—	2	2
Total Other Income (Expense)	(1,478)	(4,504)	51,813	(14,488)
Net Income (Loss)	(534)	532	84,520	(6,071)
Net income attributable to noncontrolling interest	—	22	289	61
Net Income (Loss) Attributable to Controlling Interest	$(534)	$510	$84,231	$(6,132)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statement of Comprehensive Income
(Unaudited)

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Net Income (Loss)	$(534)	$532	$84,520	$(6,071)
Other Comprehensive Income (Loss)
Net actuarial income	19	25	213	75
Other Comprehensive Income (Loss)	(515)	557	84,733	(5,996)
Comprehensive income attributable to noncontrolling interest	—	22	289	61
Comprehensive Income (Loss) Attributable to Controlling Interest	$(515)	$535	$84,444	$(6,057)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Equity
(Unaudited)

	Controlling Interest
(in thousands)	Class A Units	Class B Units	Class C Units	Retained Earnings (Loss)	Accumulated Other Comprehensive (Loss) Income	Total Controlling Interest	Noncontrolling Interest	Total Equity
Balance – January 1, 2021	$299,327	$19,327	$1	$(218,957)	$(1,349)	$98,349	$(289)	$98,060
Net income (loss)	—	—	—	84,231	—	84,231	289	84,520
Adjustments for postretirement plan	—	—	—	—	213	213	—	213
Balance – September 14, 2021	$299,327	$19,327	$1	$(134,726)	$(1,136)	$182,793	$—	$182,793

	Controlling Interest
(in thousands)	Class A Units	Class B Units	Class C Units	Retained Earnings (Loss)	Accumulated Other Comprehensive (Loss) Income	Total Controlling Interest	Noncontrolling Interest	Total Equity
Balance – January 1, 2020	$299,327	$19,327	$1	$(188,956)	$(1,304)	$128,395	$(266)	$128,129
Net income (loss)	—	—	—	(6,132)	—	(6,132)	61	(6,071)
Adjustments for postretirement plan	—	—	—	—	75	75	—	75
Distributions to noncontrolling interest	—	—	—	—	—	—	(76)	(76)
Balance – September 30, 2020	$299,327	$19,327	$1	$(195,088)	$(1,229)	$122,338	$(281)	$122,057

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	January 1 to September 14, 2021	January 1 to September 30, 2020
Cash flows from operating activities:
Net income (loss)	$84,520	$(6,071)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	15,948	23,381
Gain on disposal of assets	(1,573)	—
Amortization of debt origination costs	699	1,181
Amortization of intangibles and below-market contracts	859	918
Return on investment in equity method investments	19,518	9,295
Equity in earnings of equity method investments	(19,777)	(6,005)
Change in fair value of derivatives	(1,268)	(1,113)
Gain on extinguishment of debt	(61,411)	—
Net periodic postretirement benefit cost	106	79
Changes in operating assets and liabilities:
Accounts receivable	(4,728)	(6,338)
Inventory	(1,318)	(656)
Prepaid expenses and other assets	(143)	(625)
Other non-current assets	(196)	295
Trade accounts payable	478	882
Accrued and other current liabilities	19,231	4,475
Net cash provided by operating activities	50,945	19,698
Cash flows from investing activities:
Purchase of property and equipment	(2,318)	(1,558)
Contributions to equity method investments	(8,430)	(9,900)
Net cash used in investing activities	(10,748)	(11,458)
Cash flows from financing activities:
Payments on note payable and revolving credit agreement	—	(10,408)
Proceeds from revolving credit agreement	—	4,000
Payments on long-term debt	(49,551)	—
Distributions to noncontrolling interest	—	(76)
Net cash used in financing activities	(49,551)	(6,484)
Net increase (decrease) in cash and cash equivalents	(9,354)	1,756
Cash and cash equivalents – beginning of period	14,257	7,081
Cash and cash equivalents – end of period	$4,903	$8,837
Supplemental cash flow information:
Cash paid for interest	$5,940	$9,339
Noncash investing activities:
Accruals of property and equipment incurred but not yet paid	$25	$50

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Description of Business - Predecessor
Aria Energy LLC and its subsidiaries ("Aria") design, install, own, and operate long-lived energy projects. Aria was originally formed on September 6, 2007, as EIF Renewable Energy Holdings LLC, a Delaware LLC, headquartered in Novi, Michigan. Aria generates its revenue from customers located throughout the United States from the production and sale of electrical energy from landfill gas fuel engines and related Environmental Attributes, production and sale of RNG and related Environmental Attributes, operating and maintaining landfill gas projects owned by third parties, and constructing energy projects.
Revenue is generated from the sale of commodities (power and gas), sale of capacity (power market) and from the sale of Environmental Attributes, including RECs in the power market and RINs and LCFS credits in the RNG market.
Aria benefits from Federal and state renewable fuel standards and Federal compliance requirements for landfill owners and operators.
Funds managed by Ares EIF Management LLC held 94.35% of the ownership interests in Aria before the Closing of the Business Combinations.
The accompanying consolidated financial statements present the consolidated financial position and results of operations of Aria Energy LLC and its wholly owned subsidiaries.
The impact of the pandemic caused by the novel coronavirus (“COVID-19”) and measures to prevent its spread have been impactful and continue to affect Aria's business in several ways. In March of 2020, Aria implemented a COVID-19 response team, led by senior management, which initially met on a daily basis to report health status and develop guidelines to protect our workforce. Daily health monitoring and internal contact tracing protocols were implemented. The response team sought feedback from employees, particularly those working in our plants, in developing policies and protocols. Work-from-home protocols were implemented immediately where possible for non-operations personnel. For on-site employees, PPE was provided and enhanced hygiene and physical distancing protocols were implemented. The necessary IT improvements were initiated to facilitate a remote work environment, and we leveraged supplier networks to source COVID-19 specific PPE. Communications from senior leadership to all employees were enhanced, with weekly updates provided. Through the Closing Date, Aria has not experienced any spread of the disease within its operating and management locations or any material interruptions to its business operations.
NOTE 2 - Summary of Significant Accounting Policies - Predecessor
Basis of Presentation
The consolidated financial statements of Aria have been prepared on the basis of United States generally accepted accounting principles ("US GAAP").
Segment Reporting
Aria reports segment information in two segments: RNG and electric operations (Power). Landfill gas fuel source is a common element, though Aria had a new RNG plant that was under construction as of Closing Date that will utilize waste from dairy cattle. Aria managed RNG and electric production as separate operating groups and measured production output in terms of megawatt hours (MWh) for Power projects, and energy content is expressed as MMBtu for RNG. Other segment reporting considerations include:
•There are separate operating and leadership teams for RNG and Power, each of whom have different skill sets. The processes for production are unique.
•Customers are different. Utilities and ISO’s are buyers of electricity and RECs. Municipalities and energy companies are the primary buyers of RNG and RINs.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
•Economics are much stronger with RNG. Prices for both segments are volatile, but based on different drivers.
•Aria operates a small portfolio of Power plants for third parties. Operationally these plants are the same as wholly-owned projects.
•Aria operates RNG plants for its joint venture (JV) Mavrix LLC ("Mavrix"). These plants are operationally the same as wholly-owned plants.
•Construction activity is limited to wholly owned or JV plants. No construction activity is performed for third parties. Construction revenue only exists when building assets for non-consolidated subsidiaries.
Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.
Noncontrolling Interests
Noncontrolling interest represents the portion of equity ownership in subsidiaries that is not attributable to the equity holders of Aria Energy LLC. Noncontrolling interests are initially recorded at transaction price which is equal to their fair value and subsequently the amount is adjusted for the proportionate share of earnings and other comprehensive income attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests. In the second quarter of 2021, noncontrolling interest was extinguished as part of the sale of LES Project Holdings LLC ("LESPH").

Revenue Recognition
Aria generates revenue from the production and sale of electricity, gas, and their renewable energy attributes, and performance of other landfill energy services. Based on requirements of US GAAP, a portion of revenue is accounted for under Accounting Standards Codification ("ASC") 840, Leases, and a portion under ASC 606, Revenue from Contracts with Customers. Under ASC 840, revenue is recognized generally upon delivery of electricity, gas, and their related renewable Environmental Attributes. Under ASC 606, revenue is recognized upon the transfer of control of promised goods or services to the customer in an amount that reflects the consideration to which is expected to be entitled in exchange for those goods or services. Based on the terms of the power purchase agreements ("PPAs"), the amounts recorded under ASC 840 are generally consistent with revenue recognized under ASC 606. For the year-to-date period ended September 14, 2021, approximately 36% of revenue was accounted for under ASC 606 and 64% under ASC 840. For the nine months ended September 30, 2020, approximately 42% of revenue was accounted for under ASC 606 and 58% under ASC 840.
The following tables display Aria’s revenue by major source and by operating segment for the periods July 1 to September 14, 2021 and January 1 to September 14, 2021 and the three and nine months ended September 30, 2020:

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
RNG, including RINs and LCFSs	$28,125	$18,925	$83,848	$51,818
Gas O&M service	268	309	974	791
Power, including RECs	6,591	11,323	31,217	36,280
Electric O&M service	781	2,819	4,211	7,136
Other	8	2,705	32	9,950
Total	$35,773	$36,081	$120,282	$105,975

Operating segments
RNG	$28,402	$21,939	$84,853	$62,559
Power	7,371	14,142	35,429	43,416
Total	$35,773	$36,081	$120,282	$105,975
Below is a description of accounting policies for each revenue stream:

Electricity

Aria sells a portion of the electricity it generates under the terms of power purchase agreements or other contractual arrangements which is included in energy revenue. Most PPAs are accounted for as operating leases under ASC 840, as the majority of the output under each PPA is sold to a single offtaker. The PPAs have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered. PPAs that are not accounted for as leases are considered derivatives. Aria has elected the normal purchase normal sale exception for these contracts, and accounts for these PPAs under ASC 606. Revenue is recognized over time using an output method, as energy delivered best depicts the transfer of goods or services to the customer. Performance obligation for the delivery of energy is generally measured by MWh’s delivered based on contractual prices.

Certain of Aria’s generated electricity is sold through energy wholesale markets (New York Independent System Operator (NYISO), New England Independent System Operator (NEISO), and the Pennsylvania, Jersey, Maryland Independent System Operator (PJM)) into the day-ahead market. These electricity generation revenue streams are accounted for under ASC 606. These electric revenue streams are recognized over time using an output method, as energy delivered best depicts the transfer of goods or services to the customer. Performance obligation for the delivery of energy is generally measured by MWh’s delivered based on contractual prices. Aria also sells its capacity into the month-ahead and three-year ahead markets in the wholesale markets to satisfy system integrity and reliability requirements. Revenue from capacity is recognized under ASC 606 over time using an output method. Capacity, which is a stand-ready obligation to deliver energy when required by the customer, is measured using MWs of capacity.
Gas

Aria sells the gas it generates pursuant to various contractual arrangements which is included in energy revenue. These gas sales are accounted for as operating leases under ASC 840, as the majority of the output under each contract is sold to a single offtaker. These agreements have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the gas is delivered to the customer based on contractual prices.
Aria also has a division that resells biogas it purchases pursuant to various contractual arrangements which is included in energy revenue. This revenue is accounted for under ASC 606. Revenues related to these contracts are recognized at a point in time when control is transferred upon delivery of the biogas. Revenue is recognized on a monthly basis based on the volume of RNG delivered and the price agreed upon with the customer.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Environmental Attributes

Aria also generates revenue through the sale of Environmental Attributes, which is included in energy revenue. Aria’s electric plants generate renewable energy credits, or RECs, as they generate electricity. The majority of Aria’s RECs are generated by plants for which Aria has a PPA to sell all of the outputs (both energy and RECs) to the PPA counterparty and therefore are accounted for as operating leases in accordance with ASC 840, with revenue recognized as the energy and RECs are generated and delivered. For RECs not bundled with a PPA, revenue is recognized under ASC 606 at a point-in-time, when control is transferred. For RECs subject to sales agreements prior to energy generated, control is deemed to be transferred and revenue recognized when related energy is generated even in cases where there is a certification lag as it has been deemed to be perfunctory.

Aria generates renewable fuel credits called renewable identification numbers, or RINs. Pipeline-quality renewable natural gas processed from landfill gas qualifies for RINs when delivered to a compressed natural gas fueling station. RINs are similar to RECs on the electric side in that they reflect the value of renewable energy as a means to satisfy regulatory requirements or goals. They are different in that RINs exist pursuant to a national program and not an individual state program. The majority of Aria’s RINs are generated by plants for which Aria has a PPA to sell all of the outputs and are therefore accounted for as operating leases in accordance with ASC 840, with revenue recognized when the fuel is produced and transferred to a third party.

Construction Type Contracts

Aria, on occasion, enters into contracts to construct energy projects. This contract revenue is recorded under ASC 606 over time, using an input method based on costs incurred.

Operation and Maintenance (O&M)

Aria provides O&M services at projects owned by third parties which are included in Energy revenue on Aria's Condensed Consolidated Statement of Operations. Revenue for these services is recognized under ASC 606. O&M revenue is recognized over time, using the output method, based on the production of electricity or RNG from the project.

PPA and O&M Contract Amortization

Through historical acquisitions, Aria had both above and below-market contracts from PPAs and O&M agreements related to the sale of electricity or delivery of services in future periods for which the fair value has been determined to be more or less than market. The amount above and below-market value is being amortized to revenue over the remaining life of the underlying contract which is included in Energy revenue on Aria's Condensed Consolidated Statement of Operations.

Aria elected to recognize revenue using the right to invoice practical expedient and determined that the amounts invoiced to customers correspond directly with the value to customers and Aria’s satisfaction of the performance obligations to date. Furthermore, with the election of the right to invoice practical expedient, Aria also elects to omit disclosures on the remaining, or unsatisfied performance obligations since the revenue recognized corresponds to the amount that Aria has the right to invoice.
Cash and Cash Equivalents
Aria considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Aria maintains amounts on deposit with various financial institutions, which may exceed federally insured limits. Management periodically evaluates the creditworthiness of those institutions. Aria had not experienced any losses on such deposits.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable are stated at the invoiced or estimated amounts adjusted for any allowance for doubtful accounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. There was no allowance for doubtful accounts at September 14, 2021 and December 31, 2020 based on Aria’s history with its existing customers. Payments on accounts receivable balances are typically due and paid within 30 days of invoice.
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. Inventory consists primarily of engine parts and supplies used in the maintenance of production equipment.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized and depreciated over the remaining life of the assets. Maintenance and repair costs incurred by Aria are charged to expense as incurred in cost of energy. Changes in the assumption of useful lives of assets could have a significant impact on Aria’s results of operations and financial condition. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. There was no interest capitalized for the year-to-date periods ended September 14, 2021 and September 30, 2020.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Held for Sale
During 2020, Aria enacted a plan to sell LESPH, and accordingly, the business was classified as held for sale through December 31, 2020. An agreement to sell the membership interests of the business subsequently was executed on March 1, 2021. The sale of LESPH was completed on June 10, 2021. Proceeds from the sale were $58.5 million, which were sent to the lenders of the LESPH debt discussed in Note 6. As discussed further in Note 6, in connection with the sale, Aria was released from its obligations under the LESPH debt and a gain on the extinguishment of debt in the amount of $61.4 million was recorded in conjunction with the sale, which accounts for the proceeds received, the debt and interest payable relieved and settlement of LESPH intercompany balances. Aria recorded an ordinary gain on sale of assets in the amount of $1.3 million.

The pre-tax net earnings (losses) associated with LEPSH, including the gain on extinguishment of debt and ordinary gain on sale of assets recognized in 2021, included in Aria’s consolidated condensed statement of operations were $67.6 million and $(9.6) million for the year-to-date periods ended September 14, 2021 and September 30, 2020, respectively, of which $67.3 million and $(9.5) million, respectively, were attributable to Aria.
Impairment of Long-Lived Assets
In accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), property and equipment, and intangible assets with finite useful lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to future undiscounted cash flows expected to be generated by the asset or asset group. Such estimates are based on certain assumptions, which are subject to uncertainty and may materially differ from actual results. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
For purposes of testing for an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level of cash inflows and outflows largely independent of other assets is generally determined to be a project,

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
which represents a single electrical or gas generation facility located at a single landfill site. The group of assets and liabilities at the project level includes property and equipment, intangible assets (relating to gas rights agreements specific to the project site and, if applicable, the power purchase agreement also specific to the project site), and liabilities associated with out of market contracts (out of market power purchase agreements, if applicable).
There were no triggering events related to Aria’s projects in the period ended September 14, 2021.
Other Noncurrent Assets
The other noncurrent assets as of December 31, 2020 represents long-term deposits with transportation and utility companies.

Debt Origination Costs
Debt origination costs were incurred in connection with various legal, consulting, and financial costs associated with debt financing and are reported net of accumulated amortization. These charges are being amortized over the term of the related debt agreements using the effective interest rate and are recorded as a reduction to long-term debt.
Equity Method Investments
Aria's investments in joint ventures are reported under the equity method. Under this method, Aria records its proportional share of its income or losses of joint ventures as equity investment income, net in the consolidated statements of operations.
Derivative Instruments
Aria applies the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 requires each derivative instrument to be recorded and recognized on the consolidated balance sheets at fair value, unless they meet the normal purchase/normal sale criteria and are designated and documented as such. Changes in the fair value of derivative instruments were recognized in earnings.
Asset Retirement Obligations
Asset retirement obligations ("AROs") associated with long-lived assets are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts and for which the timing and/or method of settlement may be conditional on a future event. AROs are recognized at fair value in the period in which they are incurred and a reasonable estimate of fair value can be made. Upon initial recognition of an obligation, Aria capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its expected future value, while the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in depreciation, amortization and accretion in the consolidated statements of operations. See note 10 for further disclosures on AROs.
Postretirement Obligations
Postretirement benefits amounts recognized in consolidated financial statements are determined on an actuarial basis. Aria obtains an independent actuary valuation of its postretirement obligation annually as of December 31. To calculate the present value of plan liabilities, the discount rate needs to be determined which is an estimate of the interest rate at which the retirement benefits could be effectively settled. The discount rate is determined using the average effective rate derived through matching of projected benefit payments with the discount rate curve published by Citigroup as of each reporting date. See Note 8 for further disclosures on postretirement obligations.
Other Long-Term Liabilities
Other long-term liabilities are recognized in the consolidated financial statements as obligations of Aria that are due more than one year in the future. Based on a contractual obligation under its Mavrix LLC (Mavrix) operating agreement (as discussed in Note 5), as of September 14, 2021 and December 31, 2020, Aria estimates an earn-out related to the

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
performance of the Mavrix joint ventures payable in 2022 in the amount of $1.7 million and $1.4 million, respectively. The maximum earn-out under the operating agreement is $9.55 million.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in assets and liabilities recognized directly to equity, such as actuarial gains/losses on Aria’s postretirement plan.

Income Taxes
Aria Energy LLC is a limited liability company taxed as a partnership and therefore no provision for federal income taxes has been made in the consolidated financial statements since taxable income or loss of Aria Energy LLC is required to be reported by the respective members on their individual income tax returns.
One of Aria Energy LLC’s subsidiaries is treated as a corporation for tax purposes. Income taxes of this subsidiary are accounted for under the asset and liability method. This entity has reported tax losses since inception; therefore there continues to be a full valuation allowance at September 14, 2021 and December 31, 2020 recorded against its net deferred tax asset. The entity has recorded no income tax expense for the year-to-date period ended September 14, 2021 and September 30, 2020.
Concentration of Credit Risk
Financial instruments which potentially subject Aria to concentrations of credit risk consist primarily of accounts receivable. Certain accounts receivable are concentrated within entities engaged in the energy industry. These industry concentrations may impact Aria’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. Receivables and other contractual arrangements are subject to collateral requirements under the terms of enabling agreements. However, Aria believes that the credit risk posed by industry concentration is offset by the creditworthiness of its customer base.
Cost of Energy
Cost of energy consists primarily of labor, parts, and outside services required to operate and maintain owned project facilities, electricity consumed in the process of gas production, the transportation of gas or transmission of electricity to the delivery point, and royalty payments to landfill owners as stipulated in the gas rights agreements.
Fair Value Measurements
Fair value is the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The framework for establishing fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value.
Aria employs varying methods and assumptions in estimating the fair value of each class of financial instruments for which it is practicable to estimate fair value. For cash and cash equivalents, accounts receivable and trade accounts payables, the carrying amounts approximate fair value due to the short maturity of these instruments. For long-term debt, the carrying amounts approximate fair value as the interest rates obtained by Aria approximate the prevailing interest rates available to Aria for similar instruments.
In accordance with ASC 820, Fair Value Measurement (“ASC 820”), the hierarchy alluded to above is established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy defines three levels of inputs that may be used to measure fair value:

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset.
In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. Aria’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
NOTE 3 - Property, Plant and Equipment - Predecessor
Property, plant and equipment are summarized as follows:

(in thousands)	December 31, 2020
Buildings	$25,186
Machinery and equipment	166,191
Furniture and fixtures	1,154
Construction in progress	1,366
Total cost	$193,897
Accumulated depreciation	(123,138)
Net property, plant and equipment	$70,759
NOTE 4 - Intangible Assets - Predecessor
Intangible assets consist of gas rights agreements, operations and maintenance contracts, power purchase, gas sales and gas purchase agreements that were created as a result of the allocation of the purchase price under business acquisitions based on the future value to Aria and amortized over their estimated useful lives. The gas rights agreements have various renewal terms in their underlying contracts that are factored into the useful lives when amortizing the intangible asset.
Amortizable Intangible Assets

	December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Gas rights agreements	$217,285	$102,944	$114,341
Operations and maintenance contracts	3,500	2,475	1,025
Gas sales agreements	32,059	20,503	11,556
Total	$252,844	$125,922	$126,922

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Details of the intangible assets are summarized below:

			Expense
Type of Contract	Amortization Line Item	Remaining Lives	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Gas rights	Depreciation, amortization and accretion	4 to 16 years	$1,892	$3,777	$6,494	$11,331
Operation and maintenance	Amortization of intangibles and below-market contracts	5 years	$52	$145	$178	$434
Gas sales	Amortization of intangibles and below-market contracts	1 to 8 years	$733	$891	$2,515	$2,674
Below-Market Contracts
Due to business acquisitions and asset acquisitions, Aria previously acquired certain below-market contracts, which are classified as noncurrent liabilities on Aria’s consolidated balance sheet as of December 30, 2020. These include:

	December 31, 2020
	Gross	Accumulated
(in thousands)	Liability	Amortization	Net
Gas purchase agreements	$19,828	$14,059	$5,769
For intangibles and below-market contracts, depreciation, amortization and accretion was $7.4 million and $12.2 million for the periods ended September 14, 2021 and September 30, 2020, respectively. Below-market contracts related to the purchase of gas are amortized to cost of energy, and amortization was $1.8 million for both the periods ended September 14, 2021 and September 30, 2020, which was recorded as a decrease to cost of energy.
NOTE 5 - Equity Method Investments - Predecessor
Aria holds 50% interests in two joint ventures accounted for using the equity method – Mavrix and Sunshine Gas Producers, LLC. Prior to the sale of LESPH in June 2021, Aria also held 50% interests in the following four joint ventures: Riverview Energy Systems, LLC, Adrian Energy Systems, LLC, Salem Energy Systems, LLC and Salt Lake Energy Systems LLC. See Held for Sale section in Note 2 for more discussion on the sale of LESPH.
Under the terms of the Mavrix LLC Contribution Agreement dated September 30, 2017, Aria is required to make an earn-out payment to its JV partner holding the other 50% membership (in Mavrix LLC) in an amount up to $9.55 million. As defined in the Contribution Agreement, the payment represents additional consideration for Aria’s equity interest in Mavrix, and the earn-out payment will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is made until after the end of the earn-out period. Aria has estimated the earn-out payment to be $1.7 million at September 14, 2021 and $1.4 million at December 31, 2020, and has recorded these amounts in other long-term liabilities in the respective periods.
Summary information on the equity method investments is as follows:

(in thousands)	December 31, 2020
Assets	$171,288
Liabilities	13,570
Net assets	$157,718
Company's share of equity in net assets	77,993

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 5 - Equity Method Investments - Predecessor (Continued)

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Revenue	$25,223	$16,307	$78,125	$41,199
Net income	$13,237	$5,226	$38,512	$12,338
Aria's share of net income	$6,451	$2,558	$19,777	$6,005
NOTE 6 - Long-Term Debt - Predecessor

(in thousands)	December 31, 2020
Notes payable - due October 7, 2020	$102,831
Term Loan B - due May 2022	137,978
Debt origination costs	(1,385)
Total	239,424
Less: Current portion of debt	102,831
Long-term portion	$136,593
Notes Payable
In October 2010, LESPH entered into a credit agreement with a syndicate of bank lenders (the Banks) that provided for a term note and a working capital commitment (Line of Credit) which is described below. The term note, along with working capital commitment, is collateralized exclusively by the assets of LESPH, and is nonrecourse to Aria Energy LLC. In accordance with the associated credit agreement, the above notes payable were due October 7, 2020, but were unpaid as of December 31, 2020.
Aria enacted a plan to sell LESPH in 2020. On March 1, 2021, Aria entered into a Membership Interest Purchase Agreement (MIPA) for the purpose of selling 100% of the membership interests in LESPH. In accordance with Section 4.02 of the MIPA, the Sellers obligations at closing include the execution of the Lender Release, as defined in the agreement, releasing of Liens and claims with respect to LESPH and its consolidated and non-consolidated subsidiaries, terminating the LESPH credit agreement and discharging the borrowers’ obligations.
The sale of LESPH occurred on June 10, 2021 and the extinguishment of the debt resulted in a gain being recorded equal to the difference between the reacquisition price and the net carrying amount of the debt of $122.6 million ($102.8 million in principal, $19.8 million in unpaid interest). This gain is classified as part of nonoperating income on the Statement of Operations.
Senior Secured Credit Facility Revolver and Term Loan B
Aria Energy LLC and certain subsidiaries (Borrowers) entered into a senior secured credit facility that provides for a $200 million secured term loan, and a $40.2 million secured revolving credit facility, of which $40.0 million can be used for letters of credit. During 2020, the revolving credit maturity date was extended until November 24, 2021. The facility is secured by a first lien security interest in the assets of the Borrowers. Payments on the term loan were due in quarterly installments of $0.5 million that began on September 30, 2015 and continued until the debt was retired as part of the Business Combinations.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NOTE 7 - Derivative Instruments - Predecessor
Aria was exposed to certain risks in the normal course of its business operations. The main risks are those relating to the variability of future earnings and cash flows – e.g., market risks, which are managed through the use of derivative instruments. All derivative financial instruments are reported in the consolidated balance sheets at fair value, unless they meet the normal purchase normal sale criteria and are designated and documented as such.
Aria has a natural gas variable to fixed priced swap agreement with a remaining notional quantity of 789,600 MMBtu as of December 31, 2020. The swap agreement provides for a fixed to variable rate swap calculated monthly, until the termination date of the contract, June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. Changes in the fair values of natural gas swap are recognized in gain (loss) on derivative contracts and realized losses are recognized as a component of cost of energy expense as summarized in the table below.
Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the life of the contract (a Level 2 measurement), with an adjustment for each counterparty's credit rate risk.
On April 6, 2020 Aria entered into an interest rate cap with a total notional amount of $110 million and an effective date of April 30, 2020. The cap agreement provides a fixed cap rate of 1.00% per annum related to the one-month LIBOR and has a termination date of May 31, 2022. The market value at both September 14, 2021 and December 31, 2020 was valued at zero and all associated fees with this transaction were recorded. Aria made cash payments for the natural gas swap of $0.5 million and $1.1 million for the period January 1 to September 14, 2021 and for the nine months ended September 30, 2020 respectively.

(in thousands)	December 31, 2020
Natural gas swap liability	$1,268

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Natural gas swap - unrealized gain (loss)	$574	$261	$1,129	$(61)

NOTE 8 - Benefit Plans - Predecessor
401(k) Plan
Aria maintains a qualified tax deferred 401(k) retirement plan (the Plan). Under the provisions of the Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. Aria matches up to 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and Aria’s contribution.
Postretirement Obligations
Aria sponsors an unfunded defined benefit health care plan that provides postretirement medical benefits to certain full-time employees who meet minimum age and service requirements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Net periodic benefit cost recognized in the consolidated statements of comprehensive income was as follows:

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Service cost	$8	$12	$27	$36
Interest cost	19	26	64	77
Amortization of prior service cost	2	3	8	9
Recognition of net actuarial loss	17	22	57	66
Net periodic benefit cost	$46	$63	$156	$188
NOTE 9     - Capital - Predecessor
Aria had been authorized to issue three classes of membership units, consisting of Class A units, Class B units and Class C units. The Class A units and the Class B units have the voting interests - voting together as a single class. The Class C units have a nonvoting interest. The Class A units and the Class B units receive all distributions until set Internal Rate of Returns are reached. Aria had been authorized to issue an unlimited number of Class A units and Class B units and had the following units outstanding as of December 31, 2020:

(in thousands, except price per share)	December 31, 2020
Price per share	Class A	Class B	Class C
$1.00	441,482	27,120	—
$0.10	—	—	9
$0.88	11,364	—	—
Total shares outstanding	452,846	27,120	9

NOTE 10 - Asset Retirement Obligations - Predecessor
The following table presents the activity for the AROs for the periods ended September 14, 2021 and December 31, 2020:

(in thousands)	January 1 to September 14, 2021	January 1 to December 31, 2020
Balance at beginning of period	$3,408	$6,536
Accretion expense	172	456
Revision to estimated cash flows	—	—
Transfer to liabilities classified as held for sale	—	(3,584)
Settlement of asset retirement obligation	—	—
Balance at end of period	$3,580	$3,408
Accretion expense represents the increase in asset retirement obligations over the remaining operational life of the asset and is recognized in depreciation, amortization and accretion.

NOTE 11 - Related Party Transactions - Predecessor
Sales are made to and services are purchased from entities and individuals affiliated through common ownership. Aria provides operations and maintenance services, and administration and accounting services to their 50% owned joint

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ventures. As of December 31, 2020, the accounts receivable from joint venture partners balance was $0.3 million. The following is a summary of transactions with these related parties:

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
Sales of construction services	$8	$2,705	$32	$9,950
Sales of operations and maintenance services	$214	$482	$1,215	$1,332
Sales of administrative and other services	$25	$105	$221	$305
NOTE 12 - Segment Reporting - Predecessor

For the year-to-date period ended September 14, 2021
(in thousands)	RNG	Power	Corporate and Other	Total
Net income (loss)	$59,066	$66,431	$(40,977)	$84,520
Depreciation, amortization and accretion	6,447	9,467	34	15,948
Interest expense	—	—	10,729	10,729
EBITDA	$65,513	$75,898	$(30,214)	$111,197
Amortization of intangibles and below-market contracts	2,516	177	—	2,693
Gain on disposal of assets	—	(1,347)	—	(1,347)
Net derivative activity	(1,129)	—	—	(1,129)
Debt forbearance costs	—	—	990	990
Gain on extinguishment of debt	—	(61,411)	—	(61,411)
Costs related to sale of equity	—	—	18,629	18,629
Adjusted EBITDA	$66,900	$13,317	$(10,595)	$69,622

For the nine months ended September 30, 2020
(in thousands)	RNG	Power	Corporate and Other	Total
Net income (loss)	$19,308	$(161)	$(25,218)	$(6,071)
Depreciation, amortization and accretion	6,729	16,592	60	23,381
Interest expense	—	—	14,429	14,429
EBITDA	$26,037	$16,431	$(10,729)	$31,739
Amortization of intangibles and below-market contracts	2,674	78	—	$2,752
Net derivative activity	61	—	—	61
Debt forbearance costs	—	—	907	907
Costs related to sale of equity	—	—	196	196
Adjusted EBITDA	$28,772	$16,509	$(9,626)	$35,655

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" appearing elsewhere in this Quarterly Report.
Overview
Archaea is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. Biogas is produced by single-celled organisms called archaea which break down organic matter in the absence of oxygen during a process called anaerobic digestion. As of September 30, 2021, the Company owns and/or operates a diversified portfolio of 23 LFG recovery and processing projects across 12 states, including 13 LFG to electric projects and 10 projects that produce pipeline-quality RNG. See “ – Our Projects” for additional detail.
Archaea designs, constructs, and operates RNG facilities. Archaea's development portfolio includes over 30 cumulative projects as of September 30, 2021. We intend to upgrade certain operating RNG facilities over time, we are exploring opportunities to convert a majority of our renewable electricity facilities into RNG facilities when economically accretive, and we intend to develop and construct the greenfield development opportunities for which we have gas rights agreements. We are also planning to secure additional RNG development opportunities through long-term agreements with biogas site hosts, and we are evaluating other potential sources of biogas, developing wells for carbon sequestration, and exploring the use of on-site solar-generated electricity to meet energy needs for RNG production.
Our differentiated commercial strategy is focused on selling the majority of our RNG volumes under long-term, fixed-price contracts to creditworthy partners, helping entities decarbonize while utilizing their existing gas infrastructure. RNG and renewable electricity generate valuable Environmental Attributes that are able to be monetized under international, federal, and state initiatives. Whenever possible, the Company seeks to mitigate exposure to commodity and Environmental Attribute pricing volatility by selling our RNG and related Environmental Attributes under long-term contracts which are designed to provide revenue certainty.
RNG has the same chemical composition as traditional natural gas from fossil sources, and the RNG we produce is pipeline-quality and can be used interchangeably with natural gas in any application.
The Business Combinations and Related Transactions
On April 7, 2021, RAC entered into the Aria Merger Agreement and the Archaea Merger Agreement (together with the Aria Merger Agreement, the "Business Combination Agreements"). On September 15, 2021 (the "Closing Date"), RAC completed the Business Combinations to acquire Legacy Archaea and Aria. Following the Business Combinations closing, RAC changed its name from "Rice Acquisition Corp." to "Archaea Energy Inc.," also referred to herein as the "Company." Rice Acquisitions Holdings LLC (RAC Opco) was renamed LFG Acquisition Holdings LLC (“Opco”). In connection with the Business Combinations closing, the Company completed a private placement of 29,166,667 shares of Class A Common Stock for gross proceeds of $300 million.
The Company issued 33.4 million Opco Class A units and 33.4 million shares of Class B Common Stock at the Closing Date to Legacy Archaea Holders to acquire Legacy Archaea. Aria was acquired for total initial consideration of $863.1 million, subject to certain future adjustments set forth in the Aria Merger Agreement (the “Aria Closing Merger Consideration”). The Aria Closing Merger Consideration paid to Aria Holders consisted of cash consideration of $377.1 million and equity consideration in the form of 23.0 million newly issued Opco Class A units and 23.0 million newly issued shares of the Company's Class B Common Stock, par value $0.0001 per share.
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and Archaea’s only assets are its equity interests in Opco.

The Up-C structure allows the Legacy Archaea Holders, the Aria Holders and the Sponsor to retain their equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Opco Class A Units, and provides potential future tax benefits for Archaea when those holders of Opco Class A Units ultimately exchange their Opco Class A Units and shares of the Company’s Class B Common Stock for shares of Class A Common Stock in the Company. Opco is considered a VIE for accounting purposes, and the Company, as the sole managing member of Opco, is considered the primary beneficiary. As such, the Company consolidates Opco, and the unitholders that hold economic interest directly at Opco are presented as redeemable noncontrolling interests in the Company's financial statements.
Predecessor and Successor Reporting
Legacy Archaea is considered the accounting acquirer of the Business Combinations for accounting purposes because Legacy Archaea Holders have the largest portion of the voting power of the combined company, Legacy Archaea's executive management comprise the majority of the executive management of the combined company, and the Legacy Archaea Holders appointed the majority of board members exclusive of the independent board members. The Archaea Merger represents a reverse merger and is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RAC is treated as the "acquired" company for financial reporting purposes. Accordingly, for accounting purposes, the Archaea Merger is treated as the equivalent of Legacy Archaea issuing shares for the net assets of RAC, accompanied by a recapitalization. The net assets of RAC are stated at historical cost. No goodwill or other intangible assets are recorded. Legacy Archaea is also considered the "Successor". As such, the consolidated assets, liabilities and results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea, the accounting acquirer. The consolidated condensed financial statements include the assets, liabilities and results of operations of the Company and its consolidated subsidiaries beginning on September 15, 2021, which includes 16 days of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combination.
The Aria Merger represents an acquisition of a business, and Aria's identifiable assets acquired and liabilities assumed are measured at their acquisition date fair value. Due to Aria's historical operations compared to Legacy Archaea and the relative fair values, Aria was determined to be the "Predecessor". As Predecessor, Aria's historical financial statements have been included to enhance comparability for readers, and we have also included a discussion of the Aria’s operations, financial condition and changes in financial condition for the three and nine months ended September 30, 2021 and 2020, in addition to a discussion of the operations of both Legacy Archaea and Aria from September 15, 2021 through September 30, 2021 for the three and nine months ended September 30, 2021 compared to Aria results for the three and nine months ended September 30, 2020.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations will not be comparable to our Successor or our Predecessor’s historical results of operations for the reasons described below:
•The Company's future results of operations and financial position may not be comparable to Legacy Archaea's or Aria’s historical results as a result of the Business Combinations and the Company's ongoing development activities. Our results prior to the closing of the Business Combinations on September 15, 2021 only include Legacy Archaea, the accounting acquirer, whereas our results beginning on September 15, 2021 include the combined operations of Legacy Archaea and Aria as managed by the Company. In addition, both Legacy Archaea and Aria have experienced significant growth and expansion over the last two years.
•Legacy Archaea was formed in November of 2018 and did not have significant assets, liabilities or operations until its acquisition of BioFuels San Bernardino Biogas, LLC in September of 2019, to acquire the landfill gas rights agreements with two landfills located in San Bernardino County, California. Subsequent to this acquisition, Legacy Archaea purchased a 72.2% controlling interest in Gulf Coast Environmental Systems, an original equipment manufacturer of air, water, and soil remediation pollution control systems, in February 2020, and purchased 100% of the outstanding membership interests in PEI Power LLC, a biogas fuel combustion power generating facility in April 2021.
•As a consequence of the Business Combinations, the Company has hired and will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company that Legacy

Archaea did not historically incur to date for, among other things, directors' and officers' liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
•There are differences in the way the Company will finance its operations as compared to the way our Successor or Predecessor financed its operations. The Company received approximately $175 million in net proceeds from the Business Combinations, the PIPE Financing, and debt issuance after payment of the Aria Merger cash consideration and transaction expenses to fund the Company’s future growth projects. Upon consummation of the Business Combination, Archaea Energy Operating LLC (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. At the Closing, Archaea Borrower has an outstanding principal balance of approximately $220 million outstanding under the Term Loan, and Archaea Borrower has not drawn on the Revolver but had outstanding letters of credit of approximately $15.8 million.
•As a corporation, Archaea will be subject to federal taxes in the future to the extent the Company generates positive taxable income.
Other Significant Acquisitions
Boyd County Project (Big Run)
On November 10, 2020, Legacy Archaea acquired all the outstanding membership interests of a high-Btu facility that had not previously been properly commissioned to process landfill gas to pipeline specification renewable natural gas in Ashland, Kentucky. In April 2021, the facility commenced commercial operations. It continues to ramp up production.
Project Assai and PEI
On January 6, 2020, Legacy Archaea began the development of its Assai biogas project on the site of the Keystone Sanitary Landfill in Dunmore, Pennsylvania, in the Scranton metro area. Project Assai is the world's largest RNG plant currently under construction and, upon completion, is expected to be the largest LFG-to-RNG facility in the world. Archaea expects Project Assai to commence initial operations in the first quarter of 2022, with production scaling up over time thereafter.
On April 7, 2021, Legacy Archaea completed the acquisition of PEI. PEI's assets include landfill gas rights, a pipeline, and a biogas fuel combustion power generating facility with a combined capacity of approximately 85 MW located in Archbald, Pennsylvania. We intend to transport landfill gas from PEI to Assai in the future.
GCES
On January 14, 2020, Legacy Archaea purchased a controlling position of Gulf Coast Environmental Systems, LLC ("GCES"). Located in Conroe, Texas, GCES is an original equipment manufacturer of air, water, and soil remediation pollution control systems. GCES manufactures equipment that will be used in the Company's RNG projects in addition to selling equipment to third parties.
Our Projects
Archaea has a base of operational assets today and a robust pipeline of RNG development opportunities. As of September 30, 2021, we own and operate 23 projects, 10 of which are RNG projects and 13 of which are renewable electricity (“Power”) projects. Prior to the consummation of the Business Combinations, the RNG projects were included in Archaea’s or Aria’s RNG operating segment, and the Renewable Electricity projects were included in Aria’s Power operating segment, except for the PEI Power project in Archbald, PA, which was included in Archaea’s Power operating segment. Over the next several years, we intend to convert certain current LFG-to-electricity projects to RNG projects and upgrade certain existing RNG projects. These facilities already have gas development agreements in place in addition to site leases, zoning, air permits, and much of the critical infrastructure that is needed to develop RNG projects. We also plan to develop and construct our portfolio of greenfield development opportunities, for which we also already have gas development agreements in place. Our development portfolio as of September 30, 2021 includes over 30 cumulative upgrade, conversion, and greenfield projects, and we are planning to secure additional RNG development opportunities through long-term agreements with biogas site hosts.
RNG Projects

Site	Location
Butler	David City, NE
Boyd County Landfill	Ashland, KY
Canton (JV)	Canton, MI
KC LFG	Johnson County, KS
North Shelby (JV)	Millington, TN
Oklahoma City	Oklahoma City, OK
SE Oklahoma City (JV)	Oklahoma City, OK
Seneca Gas	Waterloo, NY
South Shelby (JV)	Memphis, TN
SWACO	Grove City, OH
Renewable Electricity Projects

Site	Location
Colonie	Cohoes, NY
County Line	Argos, IN
DANC	Rodman, NY
Erie	Erie, CO
Fulton	Johnstown, NY
Hernando County	Brooksville, FL
Model City	Youngstown, NY
Modern	Youngstown, NY
Ontario	Stanley, NY
PEI Power	Archbald, PA
Sarasota	Nokomis, FL
Seneca Power	Waterloo, NY
Sunshine Canyon (JV)	Sylmar, CA

Key Factors Affecting Operating Results
The Company's performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those discussed below and in the section of Archaea's most recently filed registration statement entitled "Risk Factors."
Successful Development and Operation of Projects
The Company's business strategy includes growth primarily through the upgrade and expansion of existing RNG projects, conversion of landfill gas to electric projects to RNG projects, development and construction of greenfield RNG development projects for which we already have gas development agreements in place, and the procurement of landfill gas rights to develop additional greenfield RNG projects. The Company is actively considering expansion into other lines of business, including anaerobic digesters, carbon sequestration, and producing on-site renewable electricity for our projects.
Until commercial RNG operations commenced in the fiscal quarter ended June 30, 2021, Legacy Archaea’s revenues were derived primarily from the sale of customized pollution control systems to third-party customers. With the acquisition of Aria and as our RNG and other projects continue to become commercially operational, the Company expects that a majority of our revenues will be generated from the sale of RNG and renewable electricity, primarily under long-term off-take agreements, along with the Environmental Attributes that are derived from these products. Following the Business

Combinations, until the Company can generate sufficient revenue from RNG, renewable electricity and Environmental Attributes, the Company is expected to primarily finance its project development activities with its existing cash and financing arrangements currently in place. See "Liquidity and Capital Resources - New Credit Facility," for further discussion of our existing financing arrangements. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts.
Market Trends and Exposure to Market-Based Pricing Fluctuations
Future revenues will depend to a substantial degree upon the demand for RNG, renewable electricity and Environmental Attributes, all of which are affected by a number of factors outside our control. To manage exposure to market-based pricing fluctuations, the Company will sell RNG primarily under long-term off-take agreements with fixed pricing to counterparties with strong credit profiles. Archaea's goal is to contract a majority of our RNG volumes under long-term fixed price off-take agreements. The credit profiles of the buyers of RNG are subject to change and are outside our control. Future expenses will depend to a substantial degree upon electricity prices and the costs of raw materials and labor. These costs, too, are subject to a number of factors outside our control.
Regulatory Landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase the demand for our products by providing market participants with incentives to purchase RNG, renewable electricity and Environmental Attributes. These government policies are continuously being modified, and adverse changes in such policies could have the effect of reducing the demand for our products. Government regulations applicable to our renewable energy projects have generally become more stringent over time. Complying with any new government regulations may result in significant additional expenses or related development costs for us.
Seasonality
Revenues generated from our power projects in the northeast United States, all of which sell electricity at market prices, are affected by warmer and colder weather, and therefore a portion of our quarterly operating results and cash flows are affected by pricing changes due to regional temperatures. Our energy production can also be affected during the summer months, as very warm temperatures can dry out a landfill if the landfill owner is unable to keep the landfill covered, which in turn reduces the landfill gas generated at the site. The weather during colder months affects power pricing and revenues due to the direct effect of natural gas pricing in the northeastern United States and its effect on supply during these months. These seasonal variances are managed in part by our current and expected future long-term off-take agreements at fixed prices.
Impacts of COVID-19
To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruptions in the financial markets both globally and in the United States.
In response to the COVID-19 pandemic and related mitigation measures, the Company began implementing changes in its business in March 2020 to protect its employees and customers, and to support appropriate health and safety protocols. These measures resulted in additional costs, which we expect will continue through 2021 as we continue to work to address employee safety. As of the date of this Quarterly Report, such business changes and additional costs have not been, individually or in the aggregate, material to us. We are considered an essential company under the U.S. Federal Cybersecurity and Infrastructure Security Agency guidance and the various state or local jurisdictions in which we operate.
Certain third parties with whom we engage, including project partners, third-party manufacturers and suppliers, and regulators with whom we conduct business, have adjusted their operations and are assessing future operational and project needs in light of the COVID-19 pandemic. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely affected. The pandemic could also cause disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases, and shortages and closures of businesses or facilities. It may also cause delays in construction and other capital expenditures at our projects, obtaining regulatory approvals, and collecting our receivables for our products and services.

The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus and related variants, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, suppliers, and distributors.
Results of Operations
Basis of Presentation
Our revenues are generated from the production and sale of RNG and renewable electricity, along with the Environmental Attributes that we are able to derive from these products. RNG has the same chemical composition as natural gas from fossil sources, but has unique Environmental Attributes associated with it due to its origination from low-carbon, renewable sources, and we are able to monetize these attributes. The RNG we process is pipeline-quality and can be used interchangeably with natural gas in any application and existing gas infrastructure. The Environmental Attributes that we sell are composed of RINs and state low-carbon fuel credits, which are generated from use of RNG as a transportation fuel, as well as from RECs generated from the conversion of biogas to renewable electricity. In addition to revenues generated from our product sales, we also generate revenues by providing O&M services to certain of our project and biogas site partners.
The Company reports segment information in two segments: RNG and renewable electricity generation ("Power"). Prior to the Business Combinations, the Company managed RNG as its primary business operations, which is to construct and develop biogas facilities on landfill sites for conversion to RNG. Our Power segment generates revenue by selling renewable electricity and associated Environmental Attributes. In addition, we hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, which owns and operates four separate RNG facilities included in the RNG segment, and the Sunshine electric project included in the Power segment. We expect our future growth to be driven primarily by additional projects within the RNG segment and we expect to convert the majority of our landfill gas to electric projects to RNG projects over time.
Key Metrics
Management regularly reviews a number of operating metrics and financial measurements to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional GAAP performance and liquidity measures, such as revenue, cost of revenue, net income and cash provided by operating activities, we also consider MWh and MMBtu sold, and Adjusted EBITDA in evaluating our operating performance. Each of these metrics is discussed below.
Key Components of Results of Operations
As a result of the Business Combinations, prior year amounts are not comparable to current year amounts or expected future trends. The historical financial statements included herein are the financial statements of Legacy Archaea for three months and nine months ended September 30, 2020.
Revenue
The Company generates revenues from the production and sales of RNG, Power, renewable energy Environmental Attributes, as well as the performance of other landfill energy operations and maintenance (“O&M”) services. The Company manufactures customized pollution control equipment and performs associated maintenance agreement services. Whenever possible, we seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility. We seek to sell a significant portion of our RNG production volumes under long-term, fixed-price arrangements with creditworthy partners. We sell a portion of our volumes under short-term agreements, and many of these volumes generate Environmental Attributes which we also monetize.
Until commercial RNG operations for Legacy Archaea commenced in the fiscal quarter ended June 30, 2021, revenues were historically comprised of sales of customized pollution control equipment and maintenance agreement services. Revenues in Legacy Archaea's RNG segment commenced in the second quarter of 2021 with commercial operations at our Boyd County facility, and increased in the third quarter of 2021 due to the Business Combinations and the inclusion of Aria for 16 days in the Company’s results. Revenues in our REG segment commenced with the PEI acquisition in the second quarter of 2021, and increased in the third quarter of 2021 due to the Business Combinations and the inclusion of Aria for 16 days in the Company’s results.

Cost of operations
Cost of operations is comprised primarily of labor, parts and outside services required to operate and maintain equipment utilized in generating energy from our owned project facilities and from our landfill sources. Other costs directly related to the production of electricity and RNG are transportation costs associated with moving gas into pipelines, transmission costs of moving power between the ISOs, electricity consumed in the process of gas production, and royalty payments to landfill owners as stipulated in our gas rights agreements. Our payments to biogas site hosts are primarily in the form of royalties based on realized revenues or, in some select cases, based on production volumes.
Prior to the Business Combinations, cost of operations was historically comprised primarily of personnel compensation and benefits, insurance and raw materials, and parts and components for manufacturing equipment for sale.
Environmental Attributes are a form of government incentive and not a result of the physical attributes of the biogas or electricity production. Therefore, no cost is allocated to the Environmental Attribute when it is generated, regardless of whether it is transferred with the biogas or electricity produced or held by the Company. Additionally, Environmental Attributes, once obtained through the production and sale of biogas or electricity, may be separated and sold separately.
Cost of operations also includes depreciation, amortization, and accretion expense on our power and gas processing plants, amortization of intangible assets relating to our gas and power rights agreements, and the accretion of our asset retirement obligations. Depreciation and amortization is recognized using the straight-line method over the underlying assets' useful life. Accretion expense is recognized based on the effective yield method.
General and administrative expenses
General and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits, and share-based compensation) for our executive, finance, human resource, and administrative departments and fees for third-party professional services, including consulting, legal and accounting services. In addition, we allocate a portion of overhead costs, including leasing expenses, utilities, and worker's compensation premiums, to the general and administrative expenses based on headcount. No depreciation or amortization expenses are allocated to general and administrative expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
Equity earnings
We hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, which owns and operates four separate RNG facilities, and the Sunshine electric project.
Successor Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following discussion pertains to our results of operations, financial condition, and changes in financial condition of the Successor, which includes only Legacy Archaea for dates prior to September 15, 2021 and the operations of both Legacy Archaea and Aria from September 15, 2021 through September 30, 2021. Any increases or decreases "for the three months ended September 30, 2021" refer to the comparison of the three months ended September 30, 2021, to the three months ended September 30, 2020, and any increases or decreases "for the nine months ended September 30, 2021" refer to the comparison of the nine months ended September 30, 2021, to the nine months ended September 30, 2020.
In 2020, Legacy Archaea did not have operational assets and as such, the Power and RNG segments did not exist. As such, any segment comparison would not be informative and has not been included for comparison purposes.

Set forth below is a summary of volumes sold for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RNG sold (MMBtu)	320,265	—	378,730	—
Electricity sold (MWh)	77,228	—	164,307	—
Volumes increased in 2021 compared to 2020 due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets in April 2021, and the acquisition of Aria.

Set forth below is a summary of selected financial information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$11,986	$1,904	$10,082	$18,768	$4,496	$14,272
Costs of operations	13,235	1,288	11,947	19,678	2,678	17,000
Equity investment income (loss)	879	—	879	879	—	879
General and administrative expenses	9,053	1,205	7,848	20,097	3,652	16,445
Operating income (loss)	$(9,423)	$(589)	$(8,834)	$(20,128)	$(1,834)	$(18,294)
Other income (expense), net	(11,918)	(13)	(11,905)	(11,642)	15	(11,656)
Net income (loss)	$(21,341)	$(602)	$(20,739)	$(31,770)	$(1,819)	$(29,951)
Revenues
Revenue increased for the three month period ended September 30, 2021 due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets, and the acquisition of Aria, offset by a reduction of GCES third-party sales.
Revenue increased for the nine month period ended September 30, 2021 due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets, and the acquisition of Aria, offset by a reduction of GCES third-party sales.
Cost of Operations
Costs of operations increased for the three month period ended September 30, 2021 due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets, and the acquisition of Aria, offset by a reduction of GCES costs associated with reduced third-party sales.
Costs of operations increased for the nine month period ended September 30, 2021 due to the commencement of commercial operations in April 2021 at our Boyd County facility, and the purchase of the PEI power assets, and the acquisition of Aria.
General and Administrative Expenses
General and administrative expenses increased for the three and nine month periods ended September 30, 2021 due to merger related expenses related to additional legal costs, contractors and consultants, additional general and administrative staff as our business has expanded, and stock compensation expense.
Other Income (Expense)
Other income (expense) increased primarily attributed to the increase in fair value of the warrant liabilities from the date of the Business Combinations through September 30, 2021 resulting in a loss of $10.4 million.
Adjusted EBITDA

Adjusted EBITDA is calculated by taking net income (loss) attributable to Class A Common Stock, before taxes, interest expense, and depreciation, amortization and accretion, and adjusting for the effects of certain non-cash items, other non-operating income or expense items, and other items not otherwise predictive or indicative of ongoing operating performance, including gains and losses on disposal of assets, impairment charges, debt forbearance costs, changes in the fair value of derivatives, non-cash compensation expense, and non-recurring costs related to our business combinations. We believe the exclusion of these items enables investors and other users of our financial information to assess our sequential and year-over-year performance and operating trends on a more comparable basis and is consistent with management’s own evaluation of performance.
Adjusted EBITDA is commonly used as a supplemental financial measure by our management and external users of our consolidated financial statements to assess the financial performance of our assets without regard to financing methods, capital structures, or historical cost basis. Adjusted EBITDA is not intended to represent cash flows from operations or net income (loss) as defined by US GAAP and is not necessarily comparable to similarly titled measures reported by other companies.
We believe Adjusted EBITDA provides relevant and useful information to management, investors, and other users of our financial information in evaluating the effectiveness of our operating performance in a manner that is consistent with management’s evaluation of financial and operating performance.
The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$(21,341)	$(602)	$(31,770)	$(1,819)
Adjustments:
Interest expense	1,586	—	1,606	—
Depreciation, amortization and accretion	3,142	34	4,077	101
EBITDA	$(16,613)	$(568)	$(26,088)	$(1,718)
Net derivative activity	10,413	—	10,413	—
Amortization of intangibles and below-market contracts	(205)	—	(205)	—
Amortization of equity method investments basis difference	428	—	428	—
Share-based compensation	2,708	—	2,886	—
Acquisition transaction costs	2,748	—	2,748	—
Adjusted EBITDA	$(521)	$(568)	$(9,818)	$(1,718)
Predecessor Discussion
Key Components of Results of Operations
Energy Revenue
A significant majority of Aria's owned projects operate under long-term off-take agreements with investment grade and other creditworthy counterparties that have a weighted average remaining life (based on design capacity) of approximately five years for power projects and approximately ten years for RNG projects as of September 14, 2021. Power that is not covered by long-term off-take agreements is sold either under short-term bilateral agreements or in the wholesale markets. For electricity, these are markets organized and maintained by ISOs and RTOs (e.g., NYISO in New York, ISO-NE in New England and PJM Interconnection, L.L.C. (“PJM”) in the eastern United States). These ISOs and RTOs are well established organizations, regulated by states and FERC. For power sold in the wholesale markets, Aria schedules the output in the day-ahead markets and receives the market price determined by the ISO or RTO through balancing the supply and demand for each day. In most cases Aria implements an optimization of the output sold in wholesale markets by using transmission to move the power into the ISO which offers better prices for RECs.
For RNG, Aria has contracts with long-term off-take agreements with creditworthy counterparties. Some contracts have fixed price off-take arrangements while the remaining sell natural gas and renewable attributes and are subject to market price changes.

Aria also generates revenue through the sale of Environmental Attributes. These Environmental Attributes include RECs, RINs and LCFS credits created from the sale of electricity and RNG as a transportation fuel. In most cases, RECs are sold to competitive energy suppliers or utilities. RINs are generally sold to energy companies, and Aria includes revenues from the sale of these renewable attributes in energy related products revenue. REC revenue is recognized at the time power is produced where an active market and a sales agreement exists for the credits. RIN revenue is recognized when the fuel is produced or transferred to a third party where a sales agreement exists.
Construction Revenue
Construction revenue is derived from the installation of RNG plants owned by the nonconsolidated joint ventures. Aria recognizes revenue over time based on costs incurred and a fixed profit mark-up per construction agreement. Any intercompany profit is eliminated.
Cost of Energy
Cost of energy is comprised primarily of labor, parts and outside services required to operate and maintain equipment utilized in generating energy from project facilities and landfill sources. Other costs directly related to the production of electricity and RNG are transportation costs associated with moving gas into pipelines, transmission costs of moving power between the ISOs, electricity consumed in the process of gas production, and royalty payments to landfill owners as stipulated in gas rights agreements.
Cost of Construction
Cost of construction is comprised primarily of labor, equipment and other costs associated with construction contracts revenue incurred to date.
General and Administrative Expenses
General and administrative expenses include offices rentals and costs relating to labor, legal, accounting, treasury, information technology, insurance, communications, human resources, procurement, utilities, property taxes, permitting and other general costs.
Gain (Loss) on Derivative Contracts
Aria used interest rate swaps and caps to manage the risk associated with interest rate cash flows on variable rate borrowings. Changes in the fair values of interest rate swaps and realized losses were recognized as a component of interest expense. The interest rate swaps were measured at fair value by discounting the net future cash flows using the forward LIBOR curve with the valuations adjusted by the counterparties’ credit default hedge rate.
Changes in the fair values of natural gas swap are recognized in gain (loss) on derivative contracts and realized losses are recognized as a component of cost of energy expense. Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the life of the contract, with an adjustment for the counterparty’s credit default hedge rate.
Predecessor Comparison of the Three and Nine Months Ended September 14, 2021 and September 30, 2020
The following discussion pertains to the predecessor results of operations, financial condition, and changes in financial condition. Any increases or decreases "for the three month period ended September 14, 2021" refer to the comparison of the period from July 1, 2021 to September 14, 2021, to the three months ended September 30, 2020, and any increases or decreases "for the nine month period ended September 14, 2021" refer to the comparison of the period from January 1, 2021 to September 14, 2021, to the nine months ended September 30, 2020.

Set forth below is a summary of Aria's volumes sold for the three and nine months ended September 14, 2021 and September 30, 2020:

	July 1 to September 14, 2021	July 1 to September 30, 2020	January 1 to September 14, 2021	January 1 to September 30, 2020
RNG sold (MMBtu)	1,713,637	1,547,966	5,020,959	4,407,358
Electricity sold (MWh)	144,361	285,164	650,286	881,383
RNG volumes increased for the three and nine months ended September 14, 2021 compared to 2020 primarily due to the South Shelby facility. Power volumes decreased for the three and nine months ended September 14, 2021 compared to 2020 due the sale of LESPH in June 2021.

Set forth below is a summary of Aria's certain financial information for the three and nine months ended September 14, 2021 and September 30, 2020:

(in thousands)	July 1 to September 14, 2021	July 1 to September 30, 2020	$ Change	January 1 to September 14, 2021	January 1 to September 30, 2020	$ Change
Revenues	$34,988	$35,164	$(176)	$117,589	$103,223	$14,366
Costs of operations	19,817	27,383	(7,566)	72,269	85,877	(13,608)
Equity investment income (loss)	6,451	2,558	3,893	19,777	6,005	13,772
General and administrative expenses	20,678	5,303	15,375	33,737	14,934	18,803
Operating income (loss)	$944	$5,036	$(4,092)	$32,707	$8,417	$24,290
Other income (expense), net	(1,478)	(4,504)	3,026	51,813	(14,488)	66,301
Net income (loss)	$(534)	$532	$(1,066)	$84,520	$(6,071)	$90,591
Revenues
Revenue decreased by $0.2 million for the three months ended September 14, 2021 as a result of sale of LESPH (part of the Power segment) in June 2021, lower construction revenue and fewer days in the 2021 comparative period, partially offset by higher RIN and power commodity prices. Revenue increased by $14.4 million for the nine months ended September 14, 2021 as result of higher RIN, natural gas, and power commodity pricing, partially offset by lower LESPH revenue as a result of its sale in June 2021 and lower construction revenue.
Cost of Operations
Cost of operations decreased by $7.6 million for the three month period ended September 14, 2021 as a result of sale of LESPH in June 2021, lower construction cost and fewer days in the comparative period partially offset by higher royalty costs. Cost of operations decreased $13.6 million for the nine month period ended September 14, 2021 as result of the sale of LESPH and fewer days compared to the nine month period ended September 30, 2020, partially offset by higher royalty costs.
Equity Investment Income (Loss), Net
Equity investment income increased by $3.9 million for the three month period ended September 14, 2021, and $13.8 million for the nine month period ended September 14, 2021 as a result of Mavrix income being higher, RIN and gas pricing, and the addition of the South Shelby RNG facility.
General and Administrative Expenses
General and administrative expenses increased by $15.4 million for the three month period ended September 14, 2021, and $18.8 million for the nine month period ended September 14, 2021 as a result of merger-related legal, consulting, and personnel costs.
Other Income (Expense), Net

Other income (expense), net increased by $3.0 million for the three month period ended September 14, 2021 as a result of less interest expense due to the repayment of debt associated with LESPH in June 2021. Other income (expense), net increased by $66.3 million for the nine month period ended September 14, 2021 as result of the gain on extinguishment of debt associated with the LESPH sale.
Liquidity and Capital Resources (Successor)
Sources and Uses of Funds
Legacy Archaea historically funded its operations and growth with equity and debt financing. The Company's primary uses of cash have been to fund construction of RNG facilities and acquisitions of complementary businesses and landfill gas rights. Following the Business Combinations, and until the Company can generate sufficient cash flow, the Company is expected to primarily finance its project development activities with cash on hand from proceeds from the Business Combinations and available funding under our credit facility as discussed below under "New Credit Facility." The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts. We expect that existing cash and cash equivalents, positive cash flows from operations and available borrowings under our credit facility will be sufficient to support our working capital, capital expenditures and other cash requirements for at least the next twelve months and, based on our current expectations, for the foreseeable future thereafter.
Cash
As of September 30, 2021, Archaea had $153.6 million of unrestricted cash and cash equivalents on the balance sheet, and $205.9 million working capital, which together are expected to provide ample liquidity to fund our current operations and near-term development projects. As of September 30, 2021, we also had $17.2 million of restricted cash for payment primarily of construction-related costs for the Assai biogas project.
In November 2021, we issued a redemption notice to the holders of our Public Warrants. We will redeem all of our Public Warrants to purchase shares of our Class A Common Stock, that remain outstanding at 5:00 p.m., New York City time, on December 6, 2021 for a redemption price of $0.10 per Public Warrant. The Public Warrants were issued under the Warrant Agreement, dated October 21, 2020, by and among the Company, LFG Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the IPO. To minimize dilution to its existing stockholders as a result of warrant exercises, the Company intends to use any cash proceeds received from exercises of its warrants to repurchase shares of Class A Common Stock from Aria Renewable Energy Systems LLC at a price of $17.65 per share. For more information regarding our warrants and the redemption notice, see Note 11—Derivative Instruments to our Consolidated Condensed Financial Statements included herein.
New Credit Facility
On the Closing Date and upon consummation of the Business Combinations, Archaea Energy Operating LLC, a Delaware limited liability company (f/k/a LFG Buyer Co, LLC) (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, the Company received total proceeds of $220 million under the Term Loan. As of September 30, 2021, the Company has outstanding borrowings under the Term Loan of $220 million at an effective interest rate of 3.34% and has not drawn on the Revolver. As of September 30, 2021, the Company had issued letters of credit under the New Credit Agreement of $14.7 million, and thus reducing the borrowing capacity of the Revolver to $235.3 million.
Prior to the Archaea Merger, Legacy Archaea had certain other secured promissory notes and credit facilities in place which were extinguished at the Closing of the Business Combinations.
Summarized Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	Nine months Ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(54,710)	$(2,820)
Cash used in investing activities	$(587,372)	$(18,707)
Cash provided by financing activities	$811,386	$21,841
Net increase in cash, cash equivalents and restricted cash	$169,304	$314
Cash Used in Operating Activities
The Company’s generates cash from revenues and uses cash in its operating activities and for selling, general and administrative expenses.
Total cash used in operating activities increased by $51.9 million for the nine months ended September 30, 2021, which was primarily related to higher general and administrative expenses, increases in employee cost as we continue to build our business, and operating costs associated with the additions of Boyd County and PEI. Changes in other working capital accounts were approximately $40.6 million and related to timing of payable payments and combined company insurance programs.
Cash Used in Investing Activities
We continue to have significant cash outflows for investing activities as we expand our business and develop projects.
Total cash used in investing activities was $587.4 million for the nine months ended September 30, 2021. Excluding the Aria Merger, we spent $86 million on development activities and $31 million related to the PEI acquisition, which primarily consisted of a pipeline that will transport gas to our Assai facility. Development activities in 2021 are related to construction at our various plants, including Assai and the Boyd County facility.
Cash used in investing activities of $18.7 million for the nine months ended September 30, 2020 was primarily comprised of acquiring a majority position in GCES, acquiring biogas rights, and construction at the Assai project.
Cash Provided by Financing Activities
The results of our cash provided by financing activities is primarily attributable to cash proceeds from the Business Combinations, including the PIPE Financing and proceeds from the RAC trust account, and borrowings from long-term debt under the 3.75% Notes, the 4.47% Notes and the New Credit Agreement, offset by certain debt repayments. This resulted in net cash proceeds of $810.9 million.
Cash provided by financing activities of $21.8 million for the nine months ended September 30, 2020 was comprised primarily of equity financing.
Operating Leases
The Company has entered into warehouse and office leases with third parties for periods ranging from one to three years. The Company also entered into a related-party office lease as a result of its acquisition of interest GCES in 2020. During the nine months ended September 30, 2021, the Company paid $0.2 million under this related-party lease which expires in May 2022.

Long Term Debt
Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai Energy, LLC (“Assai”) entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the "3.75% Notes"). Interest on the 3.75% Notes is payable quarterly in arrears on each payment date and mature on September 30, 2031. On April 5, 2021, Assai entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the "4.47% Notes" and, together with the 3.75% Notes, collectively the “Assai Notes”). Interest is payable quarterly in arrears on each payment date, and the 4.47% Notes mature on September 30, 2041. As of September 30, 2021, Assai received total proceeds of $127.4 million from the Assai Notes of which approximately $30 million was used to complete the acquisition of PEI. The remaining proceeds are expected to be used to fund the continued development of Project Assai.
Wilmington Trust, National Association is the collateral agent for the secured parties for the Assai Notes. The Assai Notes are secured by all Assai plant assets and plant revenues and a pledge of the equity interests of Assai. Cash received from the Assai Notes is restricted for use on Assai related costs and cannot be used for general corporate purposes.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Energy Operating LLC, a Delaware limited liability company (f/k/a LFG Buyer Co, LLC) (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, the Company received total proceeds of $220 million under the Term Loan. As of September 30, 2021, the Company has outstanding borrowings under the Term Loan of $220 million at an effective interest rate of 3.34% and has not drawn on the Revolver. As of September 30, 2021, the Company had issued letters of credit under the New Credit Agreement of $14.7 million, and thus reducing the borrowing capacity of the Revolver to $235.3 million.

Debt activity from December 31, 2020 through September 30, 2021 is as follows:

(in thousands)	December 31, 2020	Borrowings	Repayments	September 30, 2021
Comerica Bank - Specific Advance Facility Note	$4,319	$675	$(4,994)	$—
Comerica Bank - Previous Revolver	—	12,478	(12,478)	—
Comerica Term Loan	12,000	—	(12,000)	—
New Credit Agreement - Term Loan	—	220,000	—	220,000
New Credit Agreement - Revolver	—	—	—	—
Wilmington Trust - 4.47% Term Note (1)	—	60,828	—	60,828
Wilmington Trust - 3.75% Term Note (1)	—	66,558	—	66,558
Promissory Notes	—	30,000	(30,000)	—
Kubota Corporation - Term Notes	46	—	(46)	—
Total	$16,365	$390,539	$(59,518)	$347,386
(1) Borrowings were used primarily for construction of the Assai facility.
See Note 10 - Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Company's Debt Instruments.
Contractual Obligations

		Payments Due by Periods
(in thousands)	Total	Remainder 2021	2022 - 2023	2024 - 2025	Thereafter
Operating leases	$975	$207	$747	$21	$—
Biogas rights and contracts commitments	40,192	794	10,060	5,950	23,388
Long-term debt	347,386	1,375	29,860	34,969	281,182
Total contractual obligations	$388,553	$2,376	$40,667	$40,940	$304,570
Significant Accounting Policies
This management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements. Our financial statements have been prepared in conformity with GAAP. For a discussion of our significant accounting policies, see Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates and assumptions used in our financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates and assumptions used in preparing the financial statements.
We identify the most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. Our critical accounting policies are associated with revenue recognition, acquisition accounting, and the judgment used in determining the fair value of identified assets acquired and liabilities assumed.

Revenue Recognition
We recognize revenue in accordance with ASC 606, "Revenue from Contracts with Customers" or in accordance with ASC 840, "Leases" depending on the terms of the related sales agreements. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which Archaea expects to be entitled in exchange for those goods or services. Under ASC 840, lease revenue is recognized generally upon delivery of RNG, electricity and related renewable Environmental Attributes.
Our revenues are comprised of sales of renewable electricity generation (Power), renewable natural gas (RNG), renewable energy attributes, and customized pollution control equipment and maintenance agreement services. All revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract's transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services.
RNG
Our RNG production started during 2021 as a result of the acquisition of Aria in connection to the Business Combinations and the commencement of operations in April 2021 at the Boyd County facility. We have long-term off-take contracts with creditworthy counterparties. Most long-term off-take contracts are accounted for as operating leases, have no minimum lease payments, and all of the rental income under these leases is recorded as revenue when the RNG is delivered to the customer. RNG not covered by off-take contracts are sold under short-term market based contracts. When the performance obligation is satisfied through the delivery of RNG to the customer, revenue is recognized. We usually receive payments from the sale of RNG production within one month after delivery.
We also earn revenue by selling Environmental Attributes known as renewable identification numbers (RINs), which are generated when producing and selling RNG. The majority of RINs are generated by plants for which we have off-take agreements to sell all of the outputs and are therefore accounted for as operating leases, and revenue is recognized when the fuel is produced and transferred to a third party. The remaining RIN sales were under short-term contracts, and revenue is recognized when the RIN is transferred to a third party. We also generate and sell LCFS credits at some of our RNG projects through offtake contracts similar to RINs. LCFS is state level program administered by California Air Resources Board (CARB). LCFS credits are generated as the RNG is sold as vehicle fuel in California.
There is a general lag in the generation and sale of RIN and LCFS credits subsequent to a facility being placed into operation. While each new facility is eligible to register under the federal Renewable Fuel Standard ("RFS") upon initial production and pipeline injection, Archaea has external parties certify its plants under EPA’s voluntary Quality Assurance Plan (“QAP”) in order to maximize the value of its D3 RINs. The initial QAP review generally requires evaluation of up to 90 days of operational data prior to achieving Q-RIN status. Once registration is obtained from the EPA and Q-RIN status achieved, Archaea can generate RINs. RINs are generated monthly for the previous month of production, after which the RINs may be sold. Quarterly and annual reports are required to maintain RFS registration and Q-RIN status for each facility.
LCFS registration requires a minimum of 90 days operational data for a provisional pathway application. Following the application submission, there is a mandatory third-party validation period ranging from three to six months. During this time, LCFS credits can be generated for the facility using a temporary carbon intensity (CI) score, which is typically higher than the expected certified CI for our facilities. Following successful pathway validation, the facility is eligible to generate LCFS credits using the new provisional CI score. LCFS credits are generated on a quarterly basis for the previous quarter of production. Credits are then available to be sold. Quarterly and annual reports are required to maintain LCFS registration and certified CI for each facility.
Power
The Company's Power production started during 2021 as a result of the acquisition of Aria in connection with the Business Combinations and the acquisition of PEI Power LLC. A significant portion of the electricity generated is sold and delivered under the terms of Power Purchase Agreements ("PPAs") or other contractual arrangements. Revenue is recognized upon the amount of electricity delivered at rates specified under the contracts. Most PPAs are accounted for as operating leases, have no minimum lease payments, and all of the rental income under these leases is recorded as revenue when the electricity is delivered. PPAs that are not accounted for as leases are considered derivatives and the Company has elected the normal purchase normal sale exception for these contracts, for which revenue is recognized when electricity is delivered. Power not covered by PPAs is typically sold under a market-based contract with a regional transmission organization or in the wholesale markets. When the performance obligation is satisfied through the delivery of Power to the customer, revenue is recognized. We receive payments from the sale of Power production within one month after delivery.
The Company also earns revenue through the sale of Environmental Attributes known as renewable energy credits (RECs), which are generated when producing and selling Power. For REC sales that were under contracts independent from REG sales, revenue is recognized when the REC is transferred to a third party. For REC sales that the contract bundled with Power sales, revenue is recognized at the time REG is produced when an active market and a sales agreement exist for the credits.
Equipment and Related Services
Our performance obligations related to the sales of equipment are satisfied over time. We measure the progress of these arrangements using an input method based on costs incurred. Our performance obligations related to the sales of services related to equipment are satisfied over time because the customer simultaneously receives and consumes the benefits provided by our performance as it performs.
Below-Market Contract Amortization
As a result of the Business Combinations, we have below-market contracts from agreements related to the sale of RNG in future periods for which the fair value has been determined to be less than market that are being amortized to revenue over the remaining life of the underlying contract.
Acquisition Accounting
The Company applies ASC 805, Business Combinations, when accounting for acquisitions, with identifiable assets acquired, liabilities assumed and noncontrolling interest, if applicable, recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant and equipment and intangible assets consisting of biogas contracts, trade names and customer relationships. Evaluations include numerous inputs, including forecasted cash flows that incorporate the specific attributes of each asset including age, useful life, equipment condition and technology, and current replacement costs for similar assets. Other key inputs that require judgment include discount rates, comparable market transactions, estimated useful lives and probability of future transactions. The Company evaluates all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest, if applicable, in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant and equipment and the amortization period and method of amortization for each finite-lived intangible asset.
Recent Accounting Pronouncements
For a description of the Company’s recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 3 - Recently Issued and Adopted Accounting Standards of the consolidated financial statements appearing in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Inflation
The Company does not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our power generation or with an existing or forecasted financial or commodity transaction. These risks primarily consist of commodity price risk, specifically electricity and renewable natural gas, counterparty credit risk and interest rate risk.
Commodity Price Risk
Changes in energy commodity prices, such as natural gas and wholesale electricity prices, could significantly affect our revenues and expenses. We seek to contract a majority of our RNG volumes under long-term fixed price off-take agreements. We believe these fixed-price arrangements will reduce our exposure to fluctuating energy and commodity prices, as well as the fluctuating prices of Environmental Attributes. However, if our costs were to rise unexpectedly, the revenue under our fixed-price contracts would remain constant, which may result in operating losses.
Counterparty Credit Risk
Credit risk relates to the risk of loss resulting from non-performance or non-payment by counterparties pursuant to the terms of their contractual obligations. We monitor and manage credit risk through credit policies that include: (i) an established credit approval process, and (ii) the use of credit mitigation measures such as prepayment arrangements or volumetric limits. Risks surrounding counterparty performance and credit could ultimately impact the amount and timing of expected cash flows. We seek to mitigate counterparty risk by having a diversified portfolio of counterparties. One of our major customers is BP, a partner in our Mavrix joint venture, and has historically represented approximately 30% to 50% of legacy Aria revenues.
Interest Rate Risk
We are exposed to fluctuations in interest rates through our issuance of variable rate debt. Exposures to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and may result in primarily fixed rate debt obligations when taking into account the combination of variable rate debt and the interest rate derivative instrument. Our risk management policies allow us to reduce interest rate exposure from variable rate debt obligations.
ITEM 4.     CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes to Internal Controls
As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Business Combinations on September 15, 2021 pursuant to which the Company completed a reverse recapitalization with RAC and acquired Aria. Prior to the Business Combinations, RAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. We are in the process of reviewing, re-designing, and in some cases designing our internal controls over financial reporting for the post-Business Combinations. The design and implementation of internal controls over financial reporting for the Company's post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combinations.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS
As a smaller reporting company, we are not required to disclose any material changes from risk factors as previously disclosed in RAC’s Annual Report on Form 10-K/A for the period ended December 31, 2020. However, for a discussion of risk factors applicable to us, please refer to the Registration Statement on Form S-1 (File No. 333-260094), originally filed by the Company with the SEC on October 6, 2021, as subsequently amended on October 18, 2021 and declared effective by the SEC on October 21, 2021. As a result of the closing of the Business Combinations on September 15, 2021, the risk factors previously discussed in Part I, Item 1A. “Risk Factors” of RAC’s Annual Report Form 10-K/A for the period ended December 31, 2020 no longer apply.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1+
Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Inigo Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Aria Energy LLC, Aria Renewable Energy Systems LLC, solely in its capacity as representative of the Company Unitholders (as defined therein), and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).

2.2+
Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, to the Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Inigo Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Aria Energy LLC, Aria Renewable Energy Systems LLC, solely in its capacity as representative of the Company Unitholders (as defined therein), and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

Exhibit Number	Description
2.3+
Amendment No. 2 to the Business Combination Agreement, dated as of June 11, 2021, to the Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Inigo Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Aria Energy LLC, Aria Renewable Energy Systems LLC, solely in its capacity as representative of the Company Unitholders (as defined therein), and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

2.4+
Amendment No. 3 to the Business Combination Agreement, dated as of August 3, 2021, to the Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Inigo Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Aria Energy LLC, Aria Renewable Energy Systems LLC, solely in its capacity as representative of the Company Unitholders (as defined therein), and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

2.5+
Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Fezzik Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Archaea Energy LLC, Archaea Energy II LLC and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).

2.6+
Amendment No. 1 to the Business Combination Agreement, dated as of May 12, 2021, to the Business Combination Agreement, dated as of April 7, 2021, by and among LFG Buyer Co, LLC, Fezzik Merger Sub, LLC, LFG Intermediate Co, LLC, Rice Acquisition Holdings LLC, Archaea Energy LLC, Archaea Energy II LLC and solely for purposes of Section 2.2, Article IV, Article V, Article VI and Article XI, Rice Acquisition Corp. (incorporated by reference to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
10.1+
Second Amended and Restated Limited Liability Company Agreement of LFG Acquisition Holdings LLC, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.2+
Stockholders’ Agreement, dated as of September 15, 2021, by and among LFG Buyer Co LLC, the stockholders listed on Schedule I thereto, Rice Acquisition Holdings LLC, Rice Acquisition Sponsor LLC and Rice Acquisition Corp (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.3#	Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
10.4#
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.5#
Form of Stock Grant Notice and Stock Award Agreement under the Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.6+
Revolving Credit and Term Loan Agreement, dated as of September 15, 2021, by and among Comerica Bank as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, Citizens Bank, N.A. as Joint Lead Arranger, the co-syndication agents named therein and Archaea Energy Operating LLC and LFG Holdings LLC, as borrowers (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(a)(5) of Regulation S-K.
#    Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

ARCHAEA ENERGY INC.
Date: November 15, 2021	By:	/s/ Chad Bellah
Chad Bellah
Chief Accounting Officer