Form 10-K/A
period 2020-12-31
Archaea Energy Inc.
filed 2021-12-28
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

ARCHAEA ENERGY INC. (formerly known as Rice Acquisition Corp.)

(Exact name of registrant as specified in its charter)

Delaware	001-39644	85-2867266
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4444 Westheimer Road, Suite G450 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (346) 708-8272

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Shares of Class A common stock, par value $0.0001 per share	LFG	The New York Stock Exchange

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Archaea Energy Inc., formerly known as Rice Acquisition Corp. (the “Company”), is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Original Filing”) and subsequently amended on May 13, 2021 (“Amendment No. 1”).

On September 15, 2021, the Company consummated the previously announced business combinations pursuant to (i) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Aria Merger Agreement”), by and among Rice Acquisition Corp., a Delaware corporation (“RAC”), Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of RAC (“RAC Opco”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Opco (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and Aria Renewable Energy Systems LLC, a Delaware limited liability company, pursuant to which, among other things, Aria Merger Sub was merged with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Aria Merger Agreement, the “Aria Merger”), and (ii) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among RAC, RAC Opco, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy LLC, a Delaware limited liability company, and Archaea Energy II LLC, a Delaware limited liability company (“Legacy Archaea”), pursuant to which, among other things, Archaea Merger Sub was merged with and into Legacy Archaea, with Legacy Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Archaea Merger Agreement, the “Archaea Merger” and, together with the Aria Merger, the “Business Combinations”). As further discussed in Note 4 - Business Combinations and Reverse Recapitalization, Legacy Archaea was determined to be the accounting acquirer of the Business Combinations, and Aria was the predecessor to the Company.

Pursuant to the terms and subject to the conditions set forth in the Business Combination Agreement, on September 15, 2021 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

As a result of the Business Combination, among other things, Nicholas Stork was appointed as Chief Executive Officer of the Company and Eric Javidi was appointed as Chief Financial Officer of the Company, effective as of the Closing.

Unless stated otherwise, this report contains information about RAC before the consummation of the Business Combination. References to the “Company” in this report refer to RAC before the consummation of the Business Combination or Archaea Energy Inc. after the Business Combination, as the context suggests.

Second Restatement Background

In the Company’s previously issued financial statements, a portion of the redeemable shares of Class A common stock of the Company (the “public shares”) issued as part of the units sold in the Company’s initial public offering were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient public shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

Following the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company further evaluated the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company determined that the public shares include certain redemption provisions not solely within the control of the Company that, under ASC 480-10-S99, require such shares to be classified outside of permanent equity. In addition, in connection with the change in presentation of Class A common stock, the Company determined it should restate its earnings per share calculation to allocate income and losses shares pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 28, 2021, the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with the Company’s management, concluded that the Company’s previously issued (i) audited balance sheet as of October 26, 2020 included in Amendment No. 1, (ii) audited financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020 included in Amendment No. 1, (iii) unaudited interim financial statements as of and for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 26, 2021 and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021 should be restated to report all public shares as temporary equity and should no longer be relied upon.

Items Amended in this Amendment No. 2

For the convenience of the reader, this Amendment No. 2 amends and restates Amendment No. 1 in its entirety (which had amended and restated the Original Filing in its entirety). As a result, this Amendment No. 2 includes both items that have been changed as a result of the restatement described above and the restatement described in Amendment No. 1 as well as items that are unchanged from the Original Filing. The following items have been amended in this Amendment No. 2 to reflect the restatement described above:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part II, Item 9A. Controls and Procedures

●	Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, in accordance with applicable SEC rules, this Amendment No. 2 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 2.

Amendment No. 1 had amended and restated the Original Filing in its entirety, and the only items that were amended in Amendment No. 1 were those listed below. Amendment No. 1 also included certifications from the Company’s principal executive officer and principal financial officer, which were dated as of the filing date of Amendment No. 1.

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Consolidated Financial Statements and Supplementary Data

●	Part II, Item 9A. Controls and Procedures

●	Part IV, Item 15. Exhibits, Financial Statement Schedules

Except as described above, this Amendment No. 2 does not amend, update or change any other items or disclosures in Amendment No. 1. This Amendment No. 2 does not purport to reflect any information or events subsequent to the filing date of the Original Filing (except as noted in Amendment No. 1 with respect to the restatement described therein). As such, this Amendment No. 2 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

We have identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our management, our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued (i) audited balance sheet dated as of October 26, 2020 which was related to its initial public offering and (ii) audited financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on May 13, 2021 (collectively, the “Affected Periods Amendment No. 1”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods Amendment No. 1. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements in Amendment No. 1, as well as Part II, Item 9A. “Controls and Procedures” included in this Annual Report.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see Note 2 to the accompanying financial statements, as well as Part II, Item 9A. “Controls and Procedures” included in this Amendment No. 2.

As described in Part II, Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the public shares issued as part of the units sold in the Initial Public Offering on October 26, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in our charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, our management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity. In addition, in connection with the change in presentation for the public shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

Therefore, on December 28, 2021, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of October 26, 2020, as previously restated in Amendment No. 1, (ii) audited financial statements as previously restated in Amendment No. 1, (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly reports on Form 10-Qs for the periods ended March 31, 2021 and June 30, 2021.

The restatement does not have an impact on our cash position or the cash held in the Trust Account.

Our management has concluded that a material weakness remains in our internal control over financial reporting and that our disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Part II, Item 9A. “Controls and Procedures” included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Following the Initial Public Offering, our public stockholders hold a direct economic equity ownership interest in Rice in the form of shares of Class A common stock, and an indirect ownership interest in Opco through Rice’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (our Sponsor, Atlas Point Fund and our officers and directors) hold direct economic interests in Opco in the form of Class B Units and a corresponding non-economic voting equity interest in Rice in the form of shares of Class B common stock, as well as a small direct interest through the Sponsor Shares (as defined below). Sponsor Shares were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the public shares. However, given the relatively de minimis number of Sponsor Shares relative to public shares, in many cases the economic, governance or other effects of the sponsor shares are not material to the holders of Class A common stock or warrants, and for simplicity, portions of this disclosure may not fully describe or reflect these immaterial effects.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. We issued 2,500 shares of Class A common stock to the Sponsor. These Sponsor Shares will not be transferable and will only be exchangeable into Class A common stock after the initial business combination, and as such are considered non-redeemable and presented as permanent equity in our balance sheet. Excluding the Sponsor Shares, our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 23,725,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 18,633,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from September 1, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

On March 30, 2021, we filed our original Annual Report on Form 10-K for the period ended December 31, 2020 (the “Original Filing”). Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation at that earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020. Subsequently, and solely due to the restatement of our financial statements to reclassify our warrants as described Amendment No. 1 and the restatement of our financial statements to reclassify the public shares as described herein in Amendment No. 2 and the restatement of our financial statements to reclassify the public shares as described herein, our Certifying Officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Warrant Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A Common Stock Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5	Description of Registrant’s Securities. (3)

10.1	Investment Management Trust Agreement, dated October 21, 2020, between the Company, Opco and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Registration Rights Agreement, dated October 21, 2020, among the Company, the Sponsor, Atlas Point and certain other security holders named therein. (1)

10.3	Private Placement Warrants and Warrants Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor. (1)

10.4	Private Placement Warrants and Warrants Rights Purchase Agreement, dated October 21, 2020, between the Company, Opco and Atlas Point. (1)

10.5	Letter Agreement, dated October 21, 2020, among the Company, its officers and directors, Atlas Point and the Sponsor. (1)

10.6	Administrative Services Agreement, dated October 21, 2020, between the Company, Opco and the Sponsor. (1)

10.7	Promissory Note, dated September 1, 2020, issued to sponsor by Opco. (2)

10.8	Forward Purchase Agreement, dated September 30, 2020, between the Registrant and Atlas Point Energy Infrastructure Fund, LLC. (2)

21.1	Subsidiary of Rice Acquisition Corp. (4)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2020.

(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 15, 2020.
(3)	Incorporated by reference to the Original Filing (the registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021).
(4)	Incorporated by reference to Amendment No. 1 (the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 13, 2021).

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

December 28, 2021

Archaea Energy Inc.

/s/ Nicholas Stork
Name:	Nicholas Stork
Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Nicholas Stork	Chief Executive Officer and Director	December 28, 2021
Nicholas Stork	(Principal Executive Officer)

/s/ Eric Javidi	Chief Financial Officer	December 28, 2021
Eric Javidi	(Principal Financial Officer)

/s/ Chad Bellah	Chief Accounting Officer	December 28, 2021
Chad Bellah	(Principal Accounting Officer)

/s/ Daniel J. Rice, IV	Chairman of the Board of Directors	December 28, 2021
Daniel J. Rice, IV

/s/ J. Kyle Derham	Director	December 28, 2021
J. Kyle Derham

/s/ Kathryn Jackson	Director	December 28, 2021
Kathryn Jackson

/s/ Joseph Malchow	Director	December 28, 2021
Joseph Malchow

/s/ Scott Parkes	Director	December 28, 2021
Scott Parkes

/s/ James Torgerson	Director	December 28, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

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

New York, New York

May 13, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 28, 2021

RICE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(as restated)

Assets:
Current assets:
Cash	$1,335,167
Prepaid expenses	662,865
Total current assets	1,998,032
Investments held in Trust Account	237,308,171
Total Assets	$239,306,203

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$118,446
Accounts payable	217,918
Franchise tax payable	65,481
Total current liabilities	401,845
Warrant Liabilities	42,588,487
Deferred legal fees	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750
Total liabilities	50,788,582

Commitments and Contingencies

Class A common stock; 23,725,000 shares subject to possible redemption at $10.00 per share	237,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 2,500 shares issued (all shares subject to possible redemption)	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding	593
Additional paid-in capital	-
Accumulated deficit	(47,868,812)
Total Rice Acquisition Corp deficit	(47,868,219)

Non-controlling interest in subsidiary	(864,160)

Total stockholders’ deficit	(48,732,379)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$239,306,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as restated)

General and administrative expenses	$291,301
Franchise tax expense	65,481
Total operating expenses	(356,782)
Loss on initial issuance of warrants	(1,654,000)
Transaction costs allocated to warrant liabilities	(787,138)
Interest Income	32,171
Change in fair value of warrant liabilities	(19,728,480)
Net loss	(22,494,229)
Net loss attributable to non-controlling interest in subsidiary	(865,160)
Net loss attributable to Rice Acquisition Corp.	$(21,629,069)

Weighted average shares outstanding of redeemable Class A common stock	13,139,483
Basic and diluted net income per share, redeemable Class A	$(1.20)
Weighted average shares outstanding of nonredeemable Class A and Class B common stock (1)	5,683,106
Basic and diluted net loss per share, nonredeemable Class A and Class B	$(1.20)

(1)	This number excludes an aggregate of up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 5, 2020, the remaining unexercised over-allotment expired unused and therefore the remaining 250,000 shares of Class B common stock were forfeited (see Note 5).

The accompanying notes are an integral part of these Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(as restated)

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	subsidiary	(Deficit)
Balance - September 1, 2020 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class A and Class B common stock to Sponsor	2,500	-	6,181,350	618	24,382	-	-	25,000
Issuance of Units in subsidiary to Sponsor	-	-	-	-	-	-	1,000	1,000
Forfeited Shares	-	-	(250,000)	(25)	25	-	-	-
Accretion of Class A common stock subject to redemption amount	-	-	-	-	(24,407)	(26,239,743)	-	(26,264,150)
Net loss	-	-	-	-	-	(21,629,069)	(865,160)	(22,494,229)
Balance - December 31, 2020	2,500	$-	5,931,350	$593	$-	$(47,868,812)	$(864,160)	$(48,732,379)

(1)	In October 2020, the Company effected a dividend of Class B common stock, resulting in an aggregate of 6,181,350 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend (see Note 5).

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

Note 1 — Description of Organization and Business Operations

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

Note 2 — Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 13, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with accounting guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 30, 2020 (the “Post-IPO Balance Sheet”), and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were all previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 13, 2021 (“the 2020 Affected Periods”), as well as the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with amendments to the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of the Restatements

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the 2020 Affected Periods is presented below.

The impact on the Post-IPO Balance Sheet is presented below:

IPO Balance Sheet - As Restated

As of October 26, 2020	As Previously Reported in Amendment No. 1 to Form 10-K	Adjustment	As Restated
Total assets	$240,445,800		$240,445,800
Total liabilities	$31,915,097		$31,915,097
Class A common stock subject to possible redemption	203,530,696	33,719,304	237,250,000
Preferred stock	-	-	-
Class A common stock	337	(337)	-
Class B common stock	618	-	618
Additional paid-in capital	7,669,592	(7,669,592)	-
Accumulated deficit	(2,572,403)	(26,049,375)	(28,621,778)
Total Rice Acquisition Corp equity (deficit)	5,098,144	(33,719,304)	(28,621,160)
Non-controlling interest in subsidiary	(98,137)		(98,137)
Total stockholders’ equity (deficit)	$5,000,007	$(33,719,304)	$(28,719,297)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$240,445,800	$-	$240,445,800

The change in the carrying value of the redeemable shares of Class A common stock in the consolidated financial statements for the period ended December 31, 2020 resulted in a decrease of approximately $27.5 million in additional paid-in capital and an increase of approximately $26.2 million to accumulated deficit, as well as a reclassification of 5,373,238 shares of Class A common stock from permanent equity to temporary equity as presented below:

December 31, 2020

As of December 31, 2020	As Previously Reported in Amendment No. 1 to Form 10-K	Adjustment	As Restated
Total assets	$239,306,203		$239,306,203
Total liabilities	$50,788,582		$50,788,582
Class A common stock subject to possible redemption	183,517,620	53,732,380	237,250,000
Preferred stock	-	-	-
Class A common stock	538	(538)	-
Class B common stock	593	-	593
Additional paid-in capital	27,492,099	(27,492,099)	-
Accumulated deficit	(21,629,069)	(26,239,743)	(47,868,812)
Total Rice Acquisition Corp equity (deficit)	5,864,161	(53,732,380)	(47,868,219)
Non-controlling interest in subsidiary	(864,160)		(864,160)
Total stockholders’ equity (deficit)	$5,000,001	$(53,732,380)	$(48,732,379)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$239,306,203	$-	$239,306,203

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020 is presented below:

For the period from September 1, 2020 (inception) through December 31, 2020	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$193,104,980	$(193,104,980)	$-
Change in value of Class A common stock subject to possible redemption	$(9,587,360)	$9,587,360	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share for the period ended December 31, 2020 is presented below:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the period from September 1, 2020 (inception) through December 31, 2020
Net loss	$(22,494,229)	$-	$(22,494,229)
Weighted average shares outstanding	23,725,000	(10,585,517)	13,139,483
Basic and diluted earnings per share	$-	$(1.20)	$(1.20)

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
For the period from September 1, 2020 (inception) through December 31, 2020
Net loss	$(22,494,229)	$-	$(22,494,229)
Weighted average shares outstanding	5,685,606	(2,500)	5,683,106
Basic and diluted earnings per share	$(3.80)	$2.60	$(1.20)

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

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

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. As of December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of underwriting, legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 23,725,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Accordingly, effective with the closing of the Initial Public Offering, the Company recognized the accretion from the initial book value to redemption amount, which resulted in charges against paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 18,633,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Year Ended December 31, 2020
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(15,702,544)	$(6,791,685)

Denominator:
Basic and diluted weighted average common shares outstanding	13,139,483	5,683,106

Basic and diluted net loss per common share	$(1.20)	$(1.20)

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

Note 4 — Initial Public Offering

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

Note 5 — Related Party Transactions

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

Note 6 — Commitments and Contingencies

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

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 23,727,500 shares of Class A common stock outstanding, of which 23,725,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from initial public offering	$237,250,000
Less:
Fair value of Public Warrants at issuance	(14,435,020)
Offering costs allocated to Class A common stock subject to possible redemption	(11,829,130)
Plus:
Accretion on Class A common stock subject to possible redemption amount	26,264,150
Class A common stock subject to possible redemption	$237,250,000

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of December 31, 2020, the Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 23,737,500 shares of Class A common stock issued and outstanding, of which 23,725,000 shares are subject to possible redemption and therefore classified outside of permanent equity in the accompanying consolidated balance sheet.

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

Note 9 — Warrant Liability

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

Note 10 — Fair Value Measurements

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

As of December 31, 2020, assets held in the Trust Account were comprised of $237,307,717 in U.S. Treasury securities. During the period from October 26, 2020 (inception) to December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s held-to-maturity assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities as of December 31, 2020, are as follows:

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

Initial Measurement

The Company established the initial fair value for the Warrants on October 26, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

As of October 26, 2020, at initial measurement, the private warrants value exceeded their cost by approximately $1,654,000. This amount is recognized as loss on issuance of private placement warrants for the period ending December 31, 2020.

RICE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes

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

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows from September 1, 2020 (inception) through December 31, 2020:

Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 12 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 13, 2021, the date the consolidated financial statements was available for issuance, require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, except for the disclosure in Note 2.