Form 10-Q/A
period 2021-03-31
Archaea Energy Inc.
filed 2021-12-28
CIK 1823766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39644

ARCHAEA ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2867266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4444 Westheimer Road, Suite G450
Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(346) 708-8272

(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Archaea Energy Inc., formerly known as Rice Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of Archaea Energy Inc., formerly known as Rice Acquisition Corp., for the quarterly period ended March 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on May 26, 2021.

On May 26, 2021, the Company filed its Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 Form 10-Q”). The Company classified a portion of the redeemable shares of Class A common stock of the Company (the “Public Shares”) issued as part of the units sold in the Company’s initial public offering as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method. The Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is quantitatively material and it should restate its previously issued financial statements.

Therefore, on December 28, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of October 26, 2020 (the “Post-IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021, and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company has restated or will restate its financial statements for the Affected Periods.

The above changes did not have any impact on its cash position or the cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Amendment No. 1.

Items Amended in this Amendment No. 1

For the convenience of the reader, this Amendment No. 1 amends and restates the Q1 Form 10-Q in its entirety. As a result, this Amendment No. 1 includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Q1 Form 10-Q. The following items have been amended in this Amendment No. 1 to reflect the restatement described above:

•	Part I, Item 1. Condensed Consolidated Financial Statements
•	Part I, Item 4. Controls and Procedures

In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Q1 Form 10-Q. This Amendment No. 1 does not purport to reflect any information or events subsequent to the filing date of the Q1 Form 10-Q. As such, this Amendment No. 1 speaks only as of the date the Q1 Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Q1 Form 10-Q to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Q1 Form 10-Q.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

RICE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021

	March 31, 2021	December 31, 2020
	(unaudited) (as restated)
Assets:
Current assets:
Cash	$1,027,243	$1,335,167
Prepaid expenses	662,865	662,865
Total current assets	1,690,108	1,998,032
Investments held in Trust Account	237,345,682	237,308,171
Total Assets	$239,035,790	$239,306,203

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$3,064,809	$118,446
Accounts payable	3,049	217,918
Franchise tax payable	65,481	65,481
Total current liabilities	3,133,339	401,845
Warrant Liabilities	30,814,486	42,588,487
Deferred legal fees	187,500	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750	7,610,750
Total liabilities	41,746,075	50,788,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,725,000 shares at $10.00 per share as of March 31, 2021 and December 31, 2020	237,250,000	237,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 23,725,000 shares subject to possible redemption)	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding	593	593
Additional paid-in capital	-	-
Accumulated deficit	(39,434,105)	(47,868,812)
Total Rice Acquisition Corp deficit	(39,433,512)	(47,868,219)

Non-controlling interest in subsidiary	(526,773)	(864,160)

Total stockholders’ deficit	(39,960,285)	(48,732,379)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$239,035,790	$239,306,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(AS RESTATED)

General and administrative expenses	$2,999,591
Franchise tax expense	39,827
Loss from operations	(3,039,418)
Other income/(expense)
Interest income	37,511
Change in fair value of warrant liabilities	11,774,001
Net income	8,772,094
Net income attributable to non-controlling interest in subsidiary	337,387
Net income attributable to Rice Acquisition Corp.	8,434,707

Weighted average shares outstanding of Class A common stock	23,727,500
Basic and diluted net income per share, Class A	$0.30
Weighted average shares outstanding of Class B common stock	5,931,350
Basic and diluted net income per share, Class B	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(AS RESTATED)

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	subsidiary	Deficit
Balance - December 31, 2020	2,500	$-	5,931,350	$593	$-	$(47,868,812)	$(864,160)	$(48,732,379)
Net income						8,434,707	337,387	$8,772,094
Balance - March 31, 2021	2,500	$-	5,931,350	$593	$-	$(39,434,105)	$(526,773)	$(39,960,285)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on December 28, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2020.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

(AS RESTATED)

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

Restatement of Previously Issued Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021, should be restated to present all Class A common stock subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021, should no longer be relied upon. The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 4.5 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$239,035,790	$-	$239,035,790
Total liabilities	$41,746,075	$-	$41,746,075
Class A common stock subject to possible redemption	192,289,710	44,960,290	237,250,000
Preferred stock	-	-	-
Class A common stock	450	(450)	-
Class B common stock	593	-	593
Additional paid-in capital	18,720,097	(18,720,097)	-
Accumulated deficit	(13,194,362)	(26,239,743)	(39,434,105)
Total Rice Acquisition Corp equity (deficit)	5,526,778	(44,960,290)	(39,433,512)
Non-controlling interest in subsidiary	(526,773)	-	(526,773)
Total stockholders' equity (deficit)	$5,000,005	$(44,960,290)	$(39,960,285)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$239,035,790	$-	$239,035,790

The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the period from January 21, 2021 (inception) through March 31, 2021:

For the three months ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$8,772,090	$(8,772,090)	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$8,772,094	$-	$8,772,094
Weighted average shares outstanding	23,725,000	2,500	23,727,500
Basic and diluted earnings per share	$-	$0.30	$0.30

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants as of March 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company issued 2,500 shares of Class A common stock to the Sponsor. These Sponsor Shares will not be transferable and will only be exchangeable into Class A common stock after the initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet. Excluding the Sponsor Shares, the Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 23,725,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 18,633,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$7,017,799	$1,754,295

Denominator:
Basic and diluted weighted average common shares outstanding	23,727,500	5,931,350

Basic and diluted net income per common share	$0.30	$0.30

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

(AS RESTATED)

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

Note 6—Stockholders’ Deficit

Class A Common Stock — As of March 31, 2021, the Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 23,727,500 shares of Class A common stock outstanding, of which 23,725,000 shares are subject to possible redemption and therefore classified outside of permanent equity in the accompanying consolidated balance sheet.

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

(AS RESTATED)

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

(AS RESTATED)

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

Note 7—Fair Value Measurements

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were available for issuance, require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events, except as below and as noted in Notes 1, 2, 3, 4 and 5, that would require recognition or disclosure have been recognized or disclosed.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

(AS RESTATED)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company, and presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 26, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 1 on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company, and presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).

3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHAEA ENERGY INC.

Date: December 28, 2021	By:	/s/ Chad Bellah
	Name:	Chad Bellah
	Title:	Chief Accounting Officer