Form 10-Q/A
period 2021-06-30
Archaea Energy Inc.
filed 2021-12-28
CIK 1823766

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

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of Archaea Energy Inc., formerly known as Rice Acquisition Corp., for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 13, 2021.

On August 13, 2021, the Company filed its Form 10-Q for the quarterly period ended June 30, 2021 (the “Q2 Form 10-Q”). The Company classified a portion of the redeemable shares of Class A common stock of the Company (the “Public Shares”) issued as part of the units sold in the Company’s initial public offering as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

As such, the Company has restated or will restate in this Amendment No. 1 its financial statements for the Affected Periods.

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

Items Amended in this Amendment No. 1

For the convenience of the reader, this Amendment No. 1 amends and restates the Q2 Form 10-Q in its entirety. As a result, this Amendment No. 1 includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Q2 Form 10-Q. The following items have been amended in this Amendment No. 1 to reflect the restatement described above:

●	Part I, Item 1. Condensed Consolidated Financial Statements
●	Part I, Item 4. Controls and Procedures
●	Part II, Item 6. Exhibits

In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 1.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Q2 Form 10-Q. This Amendment No. 1 does not purport to reflect any information or events subsequent to the filing date of the Q2 Form 10-Q. As such, this Amendment No. 1 speaks only as of the date the Q2 Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Q2 Form 10-Q to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Q2 Form 10-Q.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RICE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited) (as restated)
Assets:
Current assets:
Cash	$5,290	$1,335,167
Prepaid expenses	469,693	662,865
Total current assets	474,983	1,998,032
Investments held in Trust Account	237,351,433	237,308,171
Total Assets	$237,826,416	$239,306,203

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accrued expenses	$7,950,051	$118,446
Accounts payable	71,571	217,918
Franchise tax payable	99,452	65,481
Total current liabilities	8,121,074	401,845
Deferred legal fees	187,500	187,500
Deferred underwriting commissions in connection with the initial public offering	7,610,750	7,610,750
Derivative warrant liabilities	138,965,647	42,588,487
Total liabilities	154,884,971	50,788,582

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,725,000 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	237,250,000	237,250,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 2,500 shares issued and outstanding (excluding 23,725,000 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,931,350 shares issued and outstanding as of June 30, 2021 and December 31, 2020	593	593
Additional paid-in capital	-	-
Accumulated deficit	(149,384,365)	(47,868,812)
Total Rice Acquisition Corp. deficit	(149,383,772)	(47,868,219)

Non-controlling interest in subsidiary	(4,924,783)	(864,160)

Total stockholders’ deficit	(154,308,555)	(48,732,379)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,826,416	$239,306,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(AS RESTATED)

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021
General and administrative expenses	$6,168,889	$9,168,480
Franchise tax expense	33,973	73,799
Total operating expenses	(6,202,862)	(9,242,279)
Other income (expense)
Change in fair value of derivative warrant liabilities	(108,151,160)	(96,377,160)
Interest earned on investments held in Trust Account	5,752	43,263
Net loss	(114,348,270)	(105,576,176)
Net loss attributable to non-controlling interest in subsidiary	(4,398,010)	(4,060,622)
Net loss attributable to Rice Acquisition Corp.	$(109,950,260)	$(101,515,554)

Weighted average shares outstanding of Class A common stock	23,727,500	23,727,500
Basic and diluted net income per share, Class A common stock	$(3.86)	$(3.56)
Weighted average shares outstanding of Class B common stock	5,931,350	5,931,350
Basic and diluted net loss per share, Class B common stock	$(3.86)	$(3.56)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(AS RESTATED)

	Common Stock				Additional		Non-controlling	Total
	Class A		Class B		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - December 31, 2020	2,500	$-	5,931,350	$593	$-	$(47,868,812)	$(864,160)	$(48,732,379)
Net income	-	-	-	-	-	8,434,707	337,387	8,772,094
Balance - March 31, 2021	2,500	-	5,931,350	593	-	(39,434,105)	(526,773)	(39,960,285)
Net loss	-	-	-	-	-	(109,950,260)	(4,398,010)	(114,348,270)
Balance - June 30, 2021	2,500	$-	5,931,350	$593	$-	$(149,384,365)	$(4,924,783)	$(154,308,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RICE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(AS RESTATED)

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

(AS RESTATED)

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

Conditions to Consummation of the Business Combinations

Consummation of the Business Combinations is generally subject to customary conditions of the respective parties, and conditions customary to special purpose acquisition companies, including (i) expiration or termination of all applicable waiting periods under HSR, (ii) the absence of any law or governmental order, threatened or pending, preventing the consummation of the Business Combinations, (iii) completion of the Company Share Redemptions (as defined in the Business Combination Agreements), (iv) receipt of requisite stockholder approval for consummation of the Business Combinations, (v) the consummation of the LES Sale (as defined in the Aria Merger Agreement) by Aria and (vi) the issuance by the Federal Energy Regulatory Commission of an order granting authorization for the Business Combinations pursuant to Section 203 of the Federal Power Act of 1935. In addition, the parties also have the right to not consummate the Business Combinations in the event that the cash on the balance sheet of the combined company following the closing of the Business Combinations (the “Combined Company”) would be less than $150,000,000, subject to the terms of the Business Combination Agreements. Furthermore, the closing of the transactions contemplated by the Aria Merger Agreement is expressly conditioned on the closing of the transactions contemplated by the Archaea Merger Agreement and vice versa.

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

(AS RESTATED)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on December 28, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A for the period ended December 31, 2020.

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

(AS RESTATED)

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021. Therefore, the Company, in consultation with its Audit Committee, concluded that the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should be restated to present all Class A common stock subject to possible redemption as temporary equity, restate earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The previously presented unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, should no longer be relied upon. The restatement does not have an impact on the Company’s cash position and cash held in the Trust Account.

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 15.9 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$237,826,416	$-	$237,826,416
Total liabilities	$154,884,971	$-	$154,884,971
Class A common stock subject to possible redemption	77,941,440	159,308,560	237,250,000
Preferred stock	-	-	-
Class A common stock	1,594	(1,594)	-
Class B common stock	593	-	593
Additional paid-in capital	133,067,223	(133,067,223)	-
Accumulated deficit	(123,144,622)	(26,239,743)	(149,384,365)
Total Rice Acquisition Corp equity (deficit)	9,924,788	(159,308,560)	(149,383,772)
Non-controlling interest in subsidiary	(4,924,783)	-	(4,924,783)
Total stockholders’ equity (deficit)	$5,000,005	$(159,308,560)	$(154,308,555)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$237,826,416	$-	$237,826,416

The Company’s unaudited statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the period from January 21, 2021 (inception) through June 30, 2021:

For the three months ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$105,576,180	$(105,576,180)	$-

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2021
Net loss	$(114,348,270)	$-	$(114,348,270)
Weighted average shares outstanding	23,725,000	2,500	23,727,500
Basic and diluted earnings per share	$-	$(3.86)	$(3.86)
For the six months ended June 30, 2021
Net loss	$(105,576,176)	$-	$(105,576,176)
Weighted average shares outstanding	23,725,000	2,500	23,727,500
Basic and diluted earnings per share	$-	$(3.56)	$(3.56)

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2021
Net loss	$(114,348,270)	$-	$(114,348,270)
Weighted average shares outstanding	5,933,850	(2,500)	5,931,350
Basic and diluted earnings per share	$(0.47)	$(3.39)	$(3.86)
For the six months ended June 30, 2021
Net loss	$(105,576,176)	$-	$(105,576,176)
Weighted average shares outstanding	5,933,850	(2,500)	5,931,350
Basic and diluted earnings per share	$(0.05)	$(3.51)	$(3.56)

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 18,633,500 shares of Class A common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net loss	$(91,480,235)	$(22,868,035)	$(84,462,436)	$(21,113,740)

Denominator:
Basic and diluted weighted average common shares outstanding	23,727,500	5,931,350	23,727,500	5,931,350
Basic and diluted net income per common share	$(3.86)	$(3.86)	$(3.56)	$(3.56)

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

Note 6—Stockholders’ Deficit

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,727,500 shares of Class A common stock issued and outstanding, of which 23,725,000 shares of Class A common stock are subject to possible redemption and therefore classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

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

RICE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AS RESTATED)

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

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the condensed consolidated financial statements and has concluded that all such events, except as noted above and as noted in Notes 1, 2, 3, 4 and 5, that would require recognition or disclosure have been recognized or disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company, and presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 26, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 1 on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Aria Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
2.2†	Archaea Merger Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
2.3†	Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39644) filed with the SEC on August 13, 2021).
2.4†	Amendment No. 2 to Business Combination Agreement, dated as of June 11, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39644) filed with the SEC on August 13, 2021).
2.5†	Amendment No. 3 to Business Combination Agreement, dated as of August 3, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39644) filed with the SEC on August 13, 2021).
2.6†	Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer and Archaea Energy II, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39644) filed with the SEC on August 13, 2021).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on October 27, 2020).
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2020).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
10.2	FPA Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39644) filed with the SEC on April 7, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHAEA ENERGY INC.

Date: December 28, 2021	By:	/s/ Chad Bellah
	Name:	Chad Bellah
	Title:	Chief Accounting Officer