Form 10-Q/A
period 2021-09-30
Archaea Energy Inc.
filed 2021-12-29
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q/A

(Amendment No. 1)
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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” "our," or the “Company” are to Archaea Energy Inc., formerly known as Rice Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q of Archaea Energy Inc. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021.
RESTATEMENT BACKGROUND
On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Original Filing”). Subsequent to filing, the Company identified an accounting error related to a duplicate entry recorded for the reverse recapitalization transaction. Specifically, an entry was recorded to both the subledger and general ledger as part of the movement of activity from Archaea Energy LLC to the newly formed Archaea Energy II LLC for the reverse recapitalization resulting in a duplicate entry error. The error caused an understatement of accounts payable - trade and general and administrative expenses of $2.8 million in our successor financial statements.
On December 28, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s previously issued unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 should no longer be relied upon to due to the impact on accounts payable - trade, general and administrative expenses, and our consolidated net loss.
Accordingly, we have restated our unaudited consolidated condensed financial statements as of and for the three and nine months ended September 30, 2021 to reflect the correct amount of general and administrative expenses and accounts payable - trade. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion.
INTERNAL CONTROL CONSIDERATIONS
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2021 and that the Company’s controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Form 10-Q/A.
ITEMS AMENDED IN THIS AMENDMENT NO. 1
For the convenience of the reader, this Amendment No. 1 amends and restates the Q3 Form 10-Q in its entirety. As a result, this Amendment No. 1 includes both items that have been changed as a result of the restatement described above as well as items that are unchanged from the Q3 Form 10-Q. The following items have been amended in this Amendment No. 1 to reflect the restatement described above:
•Part I, Item 1. Consolidated Condensed Financial Statements
•Part I, Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations
•Part I, Item 4. Controls and Procedures
•Part II, Item 6. Exhibits
In addition, in accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act from our Chief Executive Officer (as principal executive officer) and our Chief Financial Officer (as principal financial officer) dated as of the filing date of this Amendment No. 1.
Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Q3 Form 10-Q. This Amendment No. 1 does not purport to reflect any information or events subsequent to the filing date of the Q3 Form 10-Q. As such, this Amendment No. 1 speaks only as of the date the Q3 Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Q3 Form 10-Q to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Q3 Form 10-Q.

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Archaea Energy Inc.

	Consolidated Condensed Balance Sheets – As of September 30, 2021 and December 31, 2020 (as restated)	5

	Consolidated Condensed Statements of Operations – Three and nine months ended September 30, 2021 and 2020 (as restated)	6

	Consolidated Condensed Statements of Equity – Three and nine months ended September 30, 2021 and 2020 (as restated)	7

	Consolidated Condensed Statements of Cash Flows – Nine months ended September 30, 2021 and 2020 (as restated)	9

	Notes to Consolidated Condensed Financial Statements	10

	Aria Energy LLC (Predecessor)

	Consolidated Condensed Balance Sheet – As of December 31, 2020	38

	Consolidated Condensed Statements of Operations – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	39

	Consolidated Condensed Statements of Comprehensive Income – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	40

	Consolidated Condensed Statements of Equity – For the periods from July 1, 2021 to September 14, 2021 and from January 1, 2021 to September 14, 2021 and for the three and nine months ended September 30, 2020	41

	Consolidated Condensed Statements of Cash Flows – For the period from January 1, 2021 to September 14, 2021 and the nine months ended September 30, 2020	42

	Notes to Consolidated Condensed Financial Statements	43

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (as restated)	56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures (as restated)	73

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits (as restated)	75

	SIGNATURES	78

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
Sponsor: Rice Acquisition Sponsor LLC, a Delaware limited liability company

Cautionary Note Regarding Forward-Looking Statements
The information in this Amendment No. 1 on Quarterly Report on Form 10-Q/A (this "Report"), including, without limitation, statements under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words. Forward-looking statements may relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements concerning market conditions and trends, earnings, performance, strategies, prospects and other aspects of the business of the Company. Forward looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ARCHAEA ENERGY INC.
Consolidated Condensed Balance Sheets
(Unaudited)
(As Restated)

(in thousands, except shares and per share data)	September 30, 2021	December 31, 2020
	(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$153,644	$1,496
Restricted cash	17,156	—
Accounts receivable, net	30,244	1,780
Inventory	9,285	—
Prepaid expenses and other current assets	29,311	4,730
Total Current Assets	239,640	8,006
Property, plant and equipment, net	281,610	52,368
Intangible assets, net	592,123	8,693
Goodwill	27,011	2,754
Equity method investments	237,265	—
Other non-current assets	9,596	2,460
Total Assets	$1,387,245	$74,281

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$6,466	$14,845
Current portion of long-term debt, net	8,546	1,302
Accrued and other current liabilities	21,587	8,270
Total Current Liabilities	36,599	24,417
Long-term debt, net	329,254	14,773
Derivative liabilities	160,630	—
Below market contracts	108,392	—
Asset retirement obligations	3,904	306
Other long-term liabilities	8,009	3,294
Total Liabilities	646,788	42,790
Commitments and Contingencies
Redeemable Noncontrolling Interests	1,179,616	—
Equity
Members' Equity	—	34,930
Members' Accumulated Deficit	—	(4,156)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 900,000,000 shares authorized; 52,847,195 shares and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	—
Class B common stock, $0.0001 par value; 190,000,000 shares authorized; 62,281,735 shares and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6	—
Additional paid in capital	—	—
Accumulated deficit	(439,297)	—
Total Stockholders' Equity	(439,286)	—
Nonredeemable noncontrolling interests	127	717
Total Equity	(439,159)	31,491
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$1,387,245	$74,281
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statements of Operations
(Unaudited)
(As Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
	(As Restated)		(As Restated)
Revenues and Other Income
Energy revenue	$10,916	$—	$13,975	$—
Other revenue	865	1,904	4,588	4,496
Amortization of intangibles and below-market contracts	205	—	205	—
Total Revenue and Other Income	11,986	1,904	18,768	4,496
Equity Investment Income, Net	879	—	879	—
Cost of Operations
Cost of energy	9,478	52	12,625	87
Cost of other revenues	615	1,202	2,976	2,490
Depreciation, amortization and accretion	3,142	34	4,077	101
Total Cost of Operations	13,235	1,288	19,678	2,678
General and administrative expenses	11,889	1,205	22,933	3,652
Operating Income (Loss)	(12,259)	(589)	(22,964)	(1,834)
Other Income (Expense)
Interest expense, net	(1,586)	—	(1,606)	—
Gain (loss) on derivative contracts	(10,413)	—	(10,413)	—
Other income (expense)	81	(13)	377	15
Total Other Income (Expense)	(11,918)	(13)	(11,642)	15
Income (Loss) Before Income Taxes	(24,177)	(602)	(34,606)	(1,819)
Income tax benefit	—	—	—	—
Net Income (Loss)	(24,177)	(602)	(34,606)	(1,819)
Net income (loss) attributable to nonredeemable noncontrolling interests	(335)	258	(589)	386
Net income (loss) attributable to Legacy Archaea	(8,569)	(860)	(18,744)	(2,205)
Net income (loss) attributable to redeemable noncontrolling interests	(8,262)	—	(8,262)	—
Net Income (Loss) Attributable to Class A Common Stock	$(7,011)	$—	$(7,011)	$—
Net income (loss) per Class A common share:
Net income (loss) – basic (1)	$(0.13)	$—	$(0.13)	$—
Net income (loss) – diluted (1)	$(0.13)	$—	$(0.13)	$—
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	52,847,195	—	52,847,195	—
Diluted (1)	52,847,195	—	52,847,195	—
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Equity
(Unaudited)
(As Restated)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$—	$34,930	$(4,156)	$—	$—	$—	$—	$717	$31,491
Net income (loss) prior to Closing	—	—	(18,744)	—	—	—	—	(534)	(19,278)
Members' equity contributions	—	70	—	—	—	—	—	—	70
Share-based compensation expense prior to Closing	—	2,349	—	—	—	—	—	—	2,349
Reclassification in connection with reverse recapitalization	—	(37,349)	22,900	—	3	37,346	(22,900)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	408,762	—	—	—	—	(431,662)	22,900	—	(408,762)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interest to redemption amount	779,116	—	—	—	—	(346,831)	(432,286)	—	(779,117)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(439,297)	$127	$(439,159)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital(	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2019	$—	$2,470	$(1,683)	$—	$—	$—	$—	$—	$787
Net income (loss)	—	—	(2,205)	—	—	—	—	386	(1,819)
Members' equity contributions	—	32,460	—	—	—	—	—	—	32,460
Noncontrolling interest in acquired business acquisition	—	—	—	—	—	—	—	480	480
Balance - September 30, 2020	$—	$34,930	$(3,888)	$—	$—	$—	$—	$866	$31,908

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Equity
(Unaudited)
(As Restated)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - June 30, 2021	$—	$35,178	$(14,331)	$—	$—	$—	$—	$462	$21,309
Net income (loss) prior to Closing	—	—	(8,569)	—	—	—	—	(279)	(8,848)
Share-based compensation expense prior to Closing	—	2,171	—	—	—	—	—	—	2,171
Reclassification in connection with reverse recapitalization	—	(37,349)	22,900	—	3	37,346	(22,900)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	408,762	—	—	—	—	(431,662)	22,900	—	(408,762)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interests to redemption amount	779,116	—	—	—	—	(346,831)	(432,286)	—	(779,117)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(439,297)	$127	$(439,159)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance - June 30, 2020	$—	$18,220	$(3,028)	$—	$—	$—	$—	$608	$15,800
Net income (loss)	—	—	(860)	—	—	—	—	258	(602)
Members' equity contributions	—	16,710	—	—	—	—	—	—	16,710
Balance - September 30, 2020	$—	$34,930	$(3,888)	$—	$—	$—	$—	$866	$31,908

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(As Restated)

	Nine Months Ended September 30,
(in thousands)	2021	2020
	(As Restated)
Cash flows from operating activities
Net income (loss)	$(34,606)	$(1,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion expense	4,077	101
Amortization of debt issuance costs	627	—
Amortization of intangibles and below-market contracts	(6)	—
Bad debt expense	10	76
Return on investment in equity method investments	336	—
Equity in earnings of equity method investments	(879)	—
Change in fair value of derivative liabilities	10,413	—
Forgiveness of Paycheck Protection Loan	(201)	—
Stock-based compensation expense	2,887	—
Changes in operating assets and liabilities:
Accounts receivable	(692)	(1,124)
Inventory	(270)	—
Prepaid expenses and other current assets	(22,315)	(627)
Accounts payable - trade	(1,207)	(335)
Accrued and other liabilities	(7,475)	810
Other non-current assets	(3,490)	—
Other long-term liabilities	(1,919)	98
Net cash provided by (used in) operating activities	(54,710)	(2,820)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	(463,334)	—
Acquisition of assets and businesses, excluding Aria	(31,527)	(1,156)
Purchases of property, plant and equipment	(88,209)	(9,659)
Purchases of biogas rights	(202)	(7,892)
Contributions to equity method investments	(4,100)	—
Net cash used in investing activities	(587,372)	(18,707)
Cash flows from financing activities
Borrowings on line of credit agreement	12,478	—
Repayments on line of credit agreement	(12,478)	—
Proceeds from long-term debt, net of issuance costs	361,959	—
Repayments of long-term debt	(47,040)	—
Proceeds from PPP Loan	—	691
Proceeds from reverse recapitalization and PIPE Financing	496,397	—
Capital contributions	70	21,150
Distributions to noncontrolling interest	—	—
Net cash provided by financing activities	811,386	21,841
Net increase (decrease) in cash, cash equivalents and restricted cash	169,304	314
Cash, cash equivalents and restricted cash - beginning of period	1,496	423
Cash, cash equivalents and restricted cash - end of period	$170,800	$737
Supplemental cash flow information:
Cash paid for interest[1]	$1,869	$—
Non-cash investing activities:
Accruals of property, plant and equipment and biogas rights incurred but not paid	$2,317	$1,597
1Net of capitalized interest of $7.2 million and zero for the nine months ended September 30, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)

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
(As Restated)
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
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company's predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 38. The Company recorded the fair value of the net assets acquired from Aria as of the Business Combination Closing Date, and goodwill was recorded. See Note 4 - Business Combinations and Reverse Recapitalization for additional information regarding the Archaea Merger and Aria Merger.
Restatement of Previously Issued Financial Statements
The Company restated its consolidated condensed balance sheet as of September 30, 2021, its consolidated condensed statements of operations and consolidated condensed statements of equity for the three and nine months ended September 30, 2021, and its consolidated condensed statement of cash flows for the nine months ended September 30, 2021 for the successor. The restatement only impacts the third quarter of 2021 and the nine months ended September 30, 2021, and has no effect on periods prior to the third quarter of 2021. The restatement corrects the error related to a duplicate entry recorded for the reverse recapitalization transaction. Specifically, an entry was recorded to both the subledger and general ledger as part of the movement of activity from Archaea Energy LLC to the newly formed Archaea Energy II LLC for the reverse recapitalization resulting in a duplicate entry error. The error caused an understatement of accounts payable - trade and general and administrative expenses of $2.8 million in our successor financial statements. This understatement also resulted in an understatement of the net loss attributable to Legacy Archaea and, as such, had no impact on net loss attributable to Class A common stock or related net loss per Class A common share. In addition, due to the adjustment of the redeemable noncontrolling interest to redemption value as discussed in Note 13 - Redeemable Noncontrolling Interest and Stockholders' Equity, the error correction impacted accumulated deficit. The error had no

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
impact on the predecessor financial statements. The Company has made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above on the Company's previously reported unaudited balance sheet as of September 30, 2021:

	September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Restated
Accounts payable - trade	$3,630	2,836	$6,466
Total Liabilities	$643,952	2,836	$646,788
Accumulated deficit	$(436,461)	(2,836)	$(439,297)
Total Stockholders' Equity	$(436,450)	(2,836)	$(439,286)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above on the Company's previously unaudited income statements for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
General and administrative expenses	$9,053	2,836	$11,889	$20,097	2,836	$22,933
Operating Income (Loss)	$(9,423)	(2,836)	$(12,259)	$(20,128)	(2,836)	$(22,964)
Net Income (Loss)	$(21,341)	(2,836)	$(24,177)	$(31,770)	(2,836)	$(34,606)
Net income (loss) attributable to Legacy Archaea	$(5,733)	(2,836)	$(8,569)	$(15,908)	(2,836)	$(18,744)
The Company's unaudited statements of equity have been restated to reflect the changes to the impacted equity activity as described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above on the Company's previously unaudited statement of cash flows for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
(in thousands)	As Previously Reported	Adjustment	As Restated
Net Income (Loss)	$(31,770)	(2,836)	$(34,606)
Accounts payable - trade	$(4,043)	2,836	$(1,207)
Net cash provided by (used in) operating activities	$(54,710)	—	$(54,710)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
The Company will adopt Topic 842 as of January 1, 2022, and it is not expected to have a material impact on the financial condition, results of operations, or cash flows.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period, and recognition of the deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU No. 2019-12 as of January 1, 2021, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
In connection with the Business Combinations, the Company incurred approximately $40.5 million of equity issuance costs, mainly consisting of underwriting, legal, consulting, and other professional fees, which are recorded to additional paid-in capital as a reduction of proceeds.
PIPE Financing
On April 7, 2021, in connection with its entry into the Business Combination Agreements, the Company entered into subscription agreements (each, an “Initial Subscription Agreement”) with certain investors (the “Initial PIPE Investors”) pursuant to which, among other things, the Initial PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Initial PIPE Investors, an aggregate of 30.0 million shares of the Company’s Class A Common Stock for an aggregate purchase price of $300.0 million ($10.00 per share), on the terms and subject to the conditions set forth therein (the “Initial PIPE Financing”).
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
the Business Combinations through September 30, 2021. The Company recognized transaction costs of $2.7 million during the three and nine months ended September 30, 2021 related to the Business Combinations.
Unaudited Pro Forma Operating Results
The following unaudited pro forma combined financial information has been prepared as if the Aria Merger and other related transactions had taken place on January 1, 2020. The information reflects pro forma adjustments based on certain assumptions that the Company believes are reasonable, including depreciation of the Company's fair-value property, plant and equipment and landfill gas rights, amortization of fair value intangibles and below-market contracts, and that debt associated with the transaction was outstanding as of January 1, 2020. Additionally, pro forma net loss attributable to Class A Common Stock excludes $19.2 million of transaction costs. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Aria Merger taken place on January 1, 2020; furthermore, the pro forma financial information is not intended to be a projection of future results.

	(Unaudited Pro Forma)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
	(As Restated)		(As Restated)
Total Revenues	$48,538	$37,474	$143,525	$115,237
Net Income (Loss)	$(11,934)	$(3,825)	$58,345	$(9,017)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)

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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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
The maturity date of the New Credit Agreement is the last to occur of (i) September 15, 2026, (ii) the date on which the commitments under the Revolver shall terminate in accordance with the New Credit Agreement (subject to any extensions, as applicable) and (iii) the date on which the commitments under the Term Loan shall terminate in accordance with the New Credit Agreement (subject to any extensions, as applicable). Interest on the Facilities is at a floating rate based on LIBOR, with a LIBOR floor of 0.00%, or the administrative agent’s prime rate, at Archaea Borrower’s election, plus a tiered rate of 1.75% to 3.25% based on the applicable rate and type of loan. The New Credit Agreement is secured by liens on substantially all of the assets of Archaea Borrower and certain of its subsidiaries and a pledge of the equity interests of Archaea Borrower and certain of its subsidiaries. The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default typical for a financing of this type, including a consolidated total leverage ratio covenant and a fixed charge coverage ratio, tested quarterly commencing December 31, 2021.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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
Pursuant to the Boyd County Credit Agreement, Comerica made available to the borrowers $5.0 million secured specific advance facility loan (the “SAF Loan”) and $12.0 million secured term loan (the “Comerica Term Loan”). The SAF Loan and the Comerica Term Loan bear interest at LIBOR plus 4.5%. In addition to the Comerica Term Loan and the SAF Loan, the Bank has also made available to the borrowers a corporate credit card program with a credit limit of $3.5 million for use by the borrowers in connection with the operation of the business (the “Corporate Credit Account”). As of September 30, 2021 and December 31, 2020, the Company received total proceeds under the SAF Loan and Comerica Term Loan of approximately $17.0 million and approximately $16.3 million, respectively. The Boyd County Credit Agreement, including the SAF Loan and the Comerica Term Loan, was repaid in full at the closing of the Business Combinations.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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
If the last sale price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day before the notice of redemption is sent to the warrant holders, the Company may redeem the outstanding Redeemable Warrants for cash at a price of $0.01 per warrant. If the Company calls the Redeemable Warrants for redemption for cash as described above, the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering Redeemable Warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (as defined in the following sentence) by (y) the fair market value. The “fair market value” of shares of the Company's Class A Common Stock shall mean the volume weighted average price of our shares of Class A Common Stock as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the Warrants; however, in no event will the Redeemable Warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A Common Stock per Redeemable Warrant (subject to adjustment).
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

NOTE 13 – Redeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Opco Class A units, including units issued in connection with the Business Combinations and units owned by the Sponsor, Atlas or Company directors. As of September 30, 2021, the Company directly owned approximately 45.9% of the interest in Opco and the redeemable noncontrolling interest was 54.1%. Owners of the redeemable Opco Class A units own an equal number of shares of Class B Common Stock. Due to certain cash redemption provisions of these Opco Class A units, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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
Series A Incentive Plan
Legacy Archaea adopted a Series A Incentive Plan in 2018 to provide economic incentives to select employees and other service providers in order to align their interests with equity holders of Legacy Archaea. The Series A unit awards were determined to be equity classified. These Series A unit awards were granted by, and for equity interest in, Archaea Energy LLC. As of December 31, 2020, there were 4,000 vested and 4,500 unvested Series A unit awards. Under the original terms of the awards, all unvested Series A units outstanding were vested upon Closing of Business Combinations.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(As Restated)		(As Restated)
Income (loss) before income taxes	$(24,177)	$(602)	$(34,606)	$(1,819)
Interest expense	1,586	—	1,606	—
Depreciation, amortization and accretion	3,142	34	4,077	101
EBITDA	$(19,449)	$(568)	$(28,923)	$(1,718)
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
			(As Restated)	(As Restated)
Three months ended September 30, 2021
Revenue	$5,963	$5,158	$865	$11,986
Intersegment revenue	—	12	(12)	—
Total revenue	$5,963	$5,170	$853	$11,986
Net income (loss)	$28	$(320)	$(23,885)	$(24,177)
EBITDA	$1,916	$884	$(22,249)	$(19,449)

Nine months ended September 30, 2021
Revenue	$6,785	$7,395	$4,588	$18,768
Intersegment revenue	—	12	(12)	—
Total revenue	$6,785	$7,407	$4,576	$18,768
Net income (loss)	$(1,538)	$(2,150)	$(30,918)	$(34,606)
EBITDA	$585	$(316)	$(29,192)	$(28,923)

September 30, 2021
Goodwill	$27,011	$—	$—	$27,011

Three months ended September 30, 2020
Revenue	$—	$—	$1,904	$1,904
Intersegment revenue	—	—	—	—
Total revenue	$—	$—	$1,904	$1,904
Net income (loss)	$(19)	$(5)	$(578)	$(602)
EBITDA	$(19)	$(5)	$(544)	$(568)

Nine months ended September 30, 2020
Revenue	$34	$—	$4,462	$4,496
Intersegment revenue	—	—	—	—
Total revenue	$34	$—	$4,462	$4,496
Net income (loss)	$(102)	$(5)	$(1,712)	$(1,819)
EBITDA	$(102)	$(5)	$(1,611)	$(1,718)

December 31, 2020
Goodwill	$2,754	$—	$—	$2,754

NOTE 21 – Related Party Transactions

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(As Restated)
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As Restated)
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" appearing elsewhere in this Quarterly Report.
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

Set forth below is a summary of selected financial information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Revenues	$11,986	$1,904	$10,082	$18,768	$4,496	$14,272
Costs of operations	13,235	1,288	11,947	19,678	2,678	17,000
Equity investment income (loss)	879	—	879	879	—	879
General and administrative expenses	11,889	1,205	10,684	22,933	3,652	19,281
Operating income (loss)	$(12,259)	$(589)	$(11,670)	$(22,964)	$(1,834)	$(21,130)
Other income (expense), net	(11,918)	(13)	(11,905)	(11,642)	15	(11,656)
Net income (loss)	$(24,177)	$(602)	$(23,575)	$(34,606)	$(1,819)	$(32,787)
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
The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
	(As Restated)		(As Restated)
Net income (loss)	$(24,177)	$(602)	$(34,606)	$(1,819)
Adjustments:
Interest expense	1,586	—	1,606	—
Depreciation, amortization and accretion	3,142	34	4,077	101
EBITDA	$(19,449)	$(568)	$(28,923)	$(1,718)
Net derivative activity	10,413	—	10,413	—
Amortization of intangibles and below-market contracts	(205)	—	(205)	—
Amortization of equity method investments basis difference	428	—	428	—
Share-based compensation	2,708	—	2,886	—
Acquisition transaction costs	2,748	—	2,748	—
Adjusted EBITDA	$(3,357)	$(568)	$(12,653)	$(1,718)
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
Cash
As of September 30, 2021, Archaea had $153.6 million of unrestricted cash and cash equivalents on the balance sheet, and $203.0 million working capital, which together are expected to provide ample liquidity to fund our current operations and near-term development projects. As of September 30, 2021, we also had $17.2 million of restricted cash for payment primarily of construction-related costs for the Assai biogas project.
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
See Note 10 - Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q/A for additional information on the Company's Debt Instruments.
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
Recent Accounting Pronouncements
For a description of the Company’s recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 3 - Recently Issued and Adopted Accounting Standards of the consolidated financial statements appearing in this Form 10-Q/A.
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
ITEM 4.     CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. The material weakness resulted from an ineffective risk assessment process, which led to improperly designed controls over the Company’s financial statement close process. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that this deficiency in internal control over financial reporting related to an inadequate understanding of the impact of consolidation entries by certain individuals. This failure led to a duplicate entry that constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the misstatement of general and administrative expenses and accounts payable - trade and in the restatement of the unaudited consolidated financial statements for the interim period ended September 30, 2021.
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our unaudited consolidated financial statements in this Amendment No. 1 on Form 10-Q/A as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are fairly presented, in all material respects, in accordance with GAAP.

Remediation Plan
The Company is remediating this material weakness by enhancing training of our staff, following stricter journal entry approval workflows, and requiring certain account reconciliations to be completed and approved prior to the issuance of financial statements. In addition, the Company will improve our analytical review procedures and perform such procedures and related variance explanations at a more detailed level.
Changes to Internal Controls
As discussed elsewhere in this Amendment No. 1 on Quarterly Report on Form 10-Q/A, the Company completed the Business Combinations on September 15, 2021 pursuant to which the Company completed a reverse recapitalization with RAC and acquired Aria. Prior to the Business Combinations, RAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. We are in the process of reviewing, re-designing, and in some cases designing our internal controls over financial reporting for the post-Business Combinations. The design and implementation of internal controls over financial reporting for the Company's post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combinations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q/A that were not previously reported in a Current Report on Form 8-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A.

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

ARCHAEA ENERGY INC.
Date: December 29, 2021	By:	/s/ Chad Bellah
Chad Bellah
Chief Accounting Officer