Form 10-K
period 2021-12-31
Archaea Energy Inc.
filed 2022-03-18
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

_____________________________
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No    ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $433.8 million based on the closing price on that day on the New York Stock Exchange.

As of March 4, 2022, there were 65,247,198 shares of Class A common stock and 54,224,378 shares of Class B common stock issued and outstanding.

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Commonly Used Terms and Definitions
Unless the context otherwise requires, the terms “Archaea” and the “Company” refer to Archaea Energy Inc. and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:

Archaea Borrower: Archaea Energy Operating LLC, a Delaware limited liability company, which was formerly named LFG Buyer Co, LLC
Archaea Merger: The transaction executed by the Archaea Merger Agreement
Archaea Merger Agreement: The Business Combination Agreement, dated April 7, 2021, as subsequently amended, pursuant to which, among other things, the Company acquired Legacy Archaea
Aria: Aria Energy LLC, a Delaware limited liability company, and its subsidiaries
Aria Holders: The members of Aria immediately prior to the Closing
Aria Merger: The transaction executed by the Aria Merger Agreement
Aria Merger Agreement: The Business Combination Agreement, dated as of April 7, 2021, as subsequently amended, pursuant to which, among other things, the Company acquired Aria
Atlas: Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company
Btu: British thermal units
Business Combination Agreements: The Aria Merger Agreement and the Archaea Merger Agreement
Business Combinations: The transactions contemplated by the Business Combination Agreements
CARB: California Air Resource Board
CI: Carbon intensity
Class A Common Stock: Class A Common Stock, par value $0.0001 per share, of the Company
Class A Opco Units: Class A Units of Opco
Class B Common Stock: Class B Common Stock, par value $0.0001 per share, of the Company
Class B Opco Units: Class B Units of Opco
Closing: The closing of the Business Combinations on September 15, 2021
CNG: Compressed natural gas
Common Stock: Class A Common Stock and the Class B Common Stock
Environmental Attributes: Federal, state and local government incentives in the United States, provided in the form of RINs, RECs, RTCs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.
EPA: The U.S. Environmental Protection Agency
EV: Equivalence Value, as assigned by the EPA based on renewable content of energy production
FERC: The Federal Energy Regulatory Commission
Forward Purchase Warrants: The 250,000 warrants issued in a private placement that closed simultaneously with the consummation of the Business Combinations on September 15, 2021
GAAP: Accounting principles generally accepted in the United States of America
GCES: Gulf Coast Environmental Services, LLC
GHG: Greenhouse gas
GSA: Gas Supply Agreement
Initial Public Offering: RAC’s initial public offering, which was consummated on October 26, 2020
ISO: Independent System Operator

Legacy Archaea: Archaea Energy LLC, a Delaware limited liability company, and its subsidiaries
Legacy Archaea Holders: The members of Legacy Archaea immediately prior to the Closing
LCFS: Low Carbon Fuel Standard
LFG: Landfill gas
LNG: Liquified natural gas
MBR: Market based rates
MMBtu: One million British thermal units
MW: Megawatt(s)
MWh: Megawatt hour(s)
NYSE: The New York Stock Exchange
Opco: LFG Acquisition Holdings LLC, a Delaware limited liability company, which was formerly named Rice Acquisition Holdings LLC
PIPE Financing: The private placement of 29,166,667 shares of Class A Common Stock for gross proceeds to the Company of $300 million in connection with the Business Combinations
PPA: Power Purchase Agreement
Private Placement Warrants: The 6,771,000 warrants originally issued to Sponsor and Atlas in a private placement that closed simultaneously with the consummation of the Initial Public Offering
Public Warrants: The 11,862,492 warrants originally sold as part of the units issued in the Initial Public Offering
QF: “Qualifying facility,” as such term is defined in the Public Utility Regulatory Policies Act of 1978
RAC: Rice Acquisition Corp., prior to the consummation of the Business Combination
RAC Intermediate: LFG Holdings LLC, a Delaware limited liability company, which was formerly named LFG Intermediate Co, LLC
RECs: Renewable Energy Credits
Redeemable Warrants: The Company's Public Warrants and Forward Purchase Warrants
RFS: Renewable Fuel Standard
RINs: Renewable Identification Numbers
RNG: Renewable natural gas
RPS: Renewable Portfolio Standards
RTO: Regional transmission organization
RTC: Renewable thermal certificate
SEC: U.S. Securities and Exchange Commission
Sponsor: Rice Acquisition Sponsor LLC, a Delaware limited liability company
VIE: Variable interest entity

Forward-Looking Statements
The information in this Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Item 1A. Risk Factors,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words. Forward-looking statements may relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements concerning market conditions and trends, earnings, performance, strategies, prospects and other aspects of the business of the Company. Forward looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward looking statements include, but are not limited to:
•the ability to recognize the anticipated benefits of the Business Combinations and any transactions contemplated thereby, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably and retain its management and key employees;
•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors;
•the Company’s ability to develop and operate new projects;
•the reduction or elimination of government economic incentives to the renewable energy market;
•delays in acquisition, financing, construction, and development of new projects;
•the length of development cycles for new projects, including the design and construction processes for the Company’s projects;
•the Company’s ability to identify suitable locations for new projects;
•the Company’s dependence on landfill operators;
•existing regulations and changes to regulations and policies that affect the Company’s operations;
•decline in public acceptance and support of renewable energy development and projects;
•demand for renewable energy not being sustained;
•impacts of climate change, changing weather patterns and conditions, and natural disasters;
•the ability to secure necessary governmental and regulatory approvals; and
•the Company’s expansion into new business lines.
Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of the Class A Common Stock and result in a loss of all or a portion of your investment:
•Our commercial success depends on our ability to identify, acquire, develop and operate LFG projects, as well as our ability to expand production at our current production facilities.
•In order to secure contracts for new projects, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenues.
•Our fixed-price contracts create the potential for operating losses in the event our variable costs rise unexpectedly.

•Although approximately 70% of our RNG volumes are expected to be contracted under long-term fixed-price off-take agreements, approximately 30% of our RNG volumes are expected to be contracted on a merchant pricing basis that exposes us to the risk of price fluctuations.
•A prolonged environment of low prices or reduced demand for electricity or RNG could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
•We face competition both on the prices we receive for our electricity and RNG and for rights to manage or develop LFG projects.
•Our renewable energy production facilities may not produce expected levels of output, and the amount of LFG actually produced at each of our production facilities will vary over time and, when a landfill closes, eventually decline.
•Certain of our facilities are newly constructed or are under construction and may not perform as we expect.
•We currently own, and in the future may acquire, certain assets through joint ventures. As operating partner for some of our joint venture projects, we are exposed to counterparty credit risk, and as non-operating partner for other joint venture projects, we have limited control over management decisions and our interests in such assets may be subject to transfer or other related restrictions.
•We are dependent on contractual arrangements with, and the cooperation of, landfill site owners and operators for access to and operations on their sites.
•Our gas rights and off-take agreements are subject to certain conditions. A failure to satisfy those conditions could result in the loss of gas rights or the termination of an off-take agreement.
•Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry.
•Loss of our key management could adversely affect performance and the value of our common shares.
•Existing regulations and policies, and future changes to regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of renewable energy, and may adversely affect the market for credits associated with the production of renewable energy.
•Operation of LFG facilities involves significant risks and hazards customary to the energy industry. We may not have adequate insurance to cover these risks and hazards, or other risks that are beyond our control.
•Our operations, as well as those of our feedstock suppliers, are subject to numerous stringent environmental, health and safety laws and regulations that may expose us to significant costs and liabilities.
•Liabilities and costs associated with hazardous materials and contamination and other environmental conditions may require us to conduct investigations or remediation at the properties underlying our projects, may adversely impact the value of our projects or the underlying properties and may expose us to liabilities to third parties.
•We have significant customer concentration, with a limited number of purchasers accounting for a substantial portion of our revenues.
•Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
•Our business plans include expanding from LFG projects into other types of feedstocks or transmission projects. Any such expansions of non-LFG projects or transmission projects may present unforeseen challenges and result in a competitive disadvantage relative to our more-established competitors.
•We have a history of accounting losses and may incur additional losses in the future.
•We have identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

PART I
ITEM 1. BUSINESS
Overview
Archaea Energy Inc. (“Archaea” or the “Company”), a Delaware corporation (formerly named Rice Acquisition Corp.) initially formed in September 2020, is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. We own, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing facilities across 18 states, including 11 operated facilities that produce pipeline-quality RNG and 18 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational, as of December 31, 2021.
We produce and sell RNG and renewable electricity, primarily under long-term off-take agreements, along with the Environmental Attributes that we are able to derive from these products. RNG has the same chemical composition as traditional natural gas from fossil sources, and the RNG we produce and sell is pipeline quality and can be used interchangeably with natural gas in any application. Additionally, RNG and renewable electricity generate valuable Environmental Attributes that can be monetized under foreign, federal, and state initiatives. The Environmental Attributes we are able to derive and sell include RINs and state low-carbon fuel credits, which are generated from the conversion of biogas to RNG which is used as a transportation fuel; RTCs generated from the conversion of biogas to any thermal application (including power generation, heating or otherwise); and RECs generated from the conversion of biogas to renewable electricity.
We have entered into long-term agreements with biogas site hosts which give us the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity. Payments to biogas site hosts under these agreements are typically in the form of royalties based on realized revenues, or, in some select cases, based on production volumes, and may also include upfront payments and advance royalty payments. We have long-term agreements in place which grant us gas rights for our full development backlog of 35 projects as of December 31, 2021. Our development backlog includes planned upgrades of certain operating RNG facilities over time, opportunities to convert most of our renewable electricity facilities into RNG facilities, and greenfield RNG development opportunities.
We are planning to procure additional RNG development opportunities by securing gas rights agreements for additional landfill sites, and we may explore development of other biogas sources. We are also pursuing carbon capture and sequestration opportunities, including the development of wells for carbon sequestration, and we are pursuing the use of on-site solar-generated electricity to meet energy needs for RNG production, lower the carbon intensity of future biogas projects and reduce the carbon footprint of our partners, including our biogas host and commercial customers. Lowering the carbon intensity of our RNG is a key initiative that can enhance the value of our Environmental Attributes in certain markets. In addition to our carbon capture and sequestration and solar initiatives, we are pursuing the development and production of renewable hydrogen utilizing our landfill gas sources, which we would intend to sell under long-term fixed-price agreements into the emerging hydrogen economy.
We also provide other landfill energy operations and maintenance (“O&M”) services to certain of our JV production facilities and biogas site partners and sell gas processing equipment through our GCES subsidiary.
The Business Combinations and Related Transactions
On April 7, 2021, RAC entered into the Business Combination Agreements. On September 15, 2021 (the “Closing Date”), RAC completed the Business Combinations to acquire Legacy Archaea and Aria. Following the closing of the Business Combinations, RAC changed its name from “Rice Acquisition Corp.” to “Archaea Energy Inc.,” also referred to herein as the “Company.” Rice Acquisitions Holdings LLC was renamed “LFG Acquisition Holdings LLC,” also referred to herein as “Opco.” In connection with the Business Combinations closing, the Company completed a private placement of 29,166,667 shares of Class A Common Stock and 250,000 warrants (each warrant exercisable for one share of Class A Common Stock at a price of $11.50) for gross proceeds of $300 million.
The Company and Opco issued 33.4 million Class A Opco Units and 33.4 million shares of Class B Common Stock at the Closing Date to Legacy Archaea Holders to acquire Legacy Archaea. Aria was acquired for total initial consideration of $863.1 million, subject to certain future adjustments set forth in the Aria Merger Agreement (the “Aria Closing Merger Consideration”). The Aria Closing Merger Consideration consisted of cash consideration of $377.1 million paid to Aria

Holders, equity consideration in the form of 23.0 million newly issued Class A Opco Units and 23.0 million newly issued shares of the Company’s Class B Common Stock, par value $0.0001 per share, and $91.1 million for repayment of Aria debt.
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and the Company’s only assets are its equity interests in Opco.
The up-C structure allows the Legacy Archaea Holders, the Aria Holders and the Sponsor to retain their equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Class A Opco Units, and provides potential future tax benefits for Archaea when those holders of Class A Opco Units ultimately exchange their Class A Opco Units and shares of the Company’s Class B Common Stock for shares of Class A Common Stock in the Company. Opco is considered a VIE for accounting purposes, and the Company, as the sole managing member of Opco, is considered the primary beneficiary. As such, the Company consolidates Opco, and the unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests in the Company’s financial statements.
Holders of Class A Opco Units, other than Archaea, have the right (a “redemption right”), subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. The Aria Holders were subject to a 180-day lock-up period on transferring their Class A Opco Units which expired early in November 2021 due to Class A Common Stock trading prices as set forth in the Stockholders Agreement. The Legacy Archaea Holders are subject to a lock-up period ranging from one to two years following the Closing. Additional details and discussion of the lock-up period are provided in “Note 4 - Business Combinations and Reverse Recapitalization” of this Annual Report on Form 10-K.
Principal Products and Services
RNG Production and Power Generation
We produce RNG by operating 11 RNG facilities through wholly-owned entities or operating joint ventures, and we produce Power by operating 16 LFG to renewable electricity facilities. For the year ended December 31, 2021, Legacy Archaea and Aria produced and sold, on an aggregate basis including our proportionate share from our equity method investments, 5.72 million MMBtu of RNG and 872 thousand MWh of electricity (including approximately 203 thousand MWh from LES Project Holdings LLC assets that were sold by Aria in June 2021).
Generation of Environmental Attributes
We generate Environmental Attributes including RINs, LCFS credits, and RTCs in the RNG market and RECs in the power market.
Commercial Activities – Monetizing our RNG, Power and Environmental Attributes
Our differentiated commercial strategy is focused on selling the majority of our RNG volumes under long-term, fixed-price contracts with creditworthy partners including utilities, corporations, and universities, which helps these entities reduce greenhouse gas emissions and achieve decarbonization goals while utilizing their existing gas infrastructure. Whenever possible, we seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility by selling our RNG and Environmental Attributes under long-term contracts which are designed to provide revenue certainty. As of March 15, 2022, we have $5.2 billion in cumulative fixed-price value under our existing long-term, fixed-price contracts, based on maximum annual volumes over the term of the contracts (weighted average contract term is 18.7 years). All of these contracts are with investment grade counterparties, except for one counterparty, which does not have a credit rating, to a contract constituting less than 1% of our total cumulative fixed-price value as of March 15, 2022.
We enter into bundled contracts, where RNG and Environmental Attributes are sold together, and at times, enter into agreements to sell Environmental Attributes on their own. Many of our agreements have minimum sales volumes, and some also allow us the optionality to sell additional volumes up to a maximum amount under the contract. We also sell a portion of our volumes under short-term agreements, and many of these volumes generate Environmental Attributes that we also monetize.

In November 2021, the Company entered into a 21-year, fixed-price RNG purchase and sale agreement with Northwest Natural Gas Company, a subsidiary of NW Natural Holdings, for the sale of Environmental Attributes related to up to one million MMBtu of RNG annually, beginning in 2022 and ramping up to the full annual quantity in 2025.
In January 2022, the Company entered into a 20-year, fixed-price RNG purchase and sale agreement with FortisBC Energy Inc., a subsidiary of Fortis Inc., for the sale of up to approximately 7.6 million MMBtu of RNG and associated Environmental Attributes annually, with sales expected to begin in 2022 and ramping up to the full annual quantity in 2025.
In February 2022 and through March 15, 2022, we entered into fixed-price agreements to forward sell 15.9 million of our RINs expected to be generated in 2022 to provide price certainty over the short-term.
These recent commercial wins have moved us closer to our target of selling 70% of our expected production under long-term, fixed-price agreements with creditworthy counterparties. As of March 15, 2022, 7 MMBtu of RNG is contracted for 2022 based on maximum volumes under our existing long-term contracts. Once volumes under these contracts ramp up to full contractual levels in the mid-2020s, based on maximum volumes under our existing long-term contracts, we expect to sell up to 16 MMBtu of RNG under these existing off-take agreements on a post-development, long-term basis (i.e., once projects in our development backlog have been built out).
O&M Services
We perform operating and maintenance services for certain of our JV production facilities and biogas site partners.
Our Production Facilities and Projects
We have a base of production facilities today and a robust pipeline of RNG development opportunities. As of December 31, 2021, we own, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing facilities, including 11 operated facilities that produce pipeline-quality RNG and 18 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational. Prior to the consummation of the Business Combinations, the RNG facilities were included in Archaea’s or Aria’s RNG operating segment, and the renewable electricity facilities were included in Aria’s Power operating segment, except for the PEI Power facility in Archbald, PA, which was included in Archaea’s Power operating segment. Excluding our O&M projects owned by third parties, the gas rights associated with our 29 production facilities that are not evergreen are due to expire at varying points over the next 23 years, with gas rights to 5 landfills due to expire by the end of 2031.
Over the next several years, we intend to upgrade certain existing RNG production facilities and convert certain current LFG to renewable electricity facilities to RNG production facilities. These facilities targeted for conversion or upgrade already have gas development agreements in place in addition to site leases, zoning, air permits, and much of the critical infrastructure that is needed to develop RNG projects. We also plan to develop and construct our portfolio of greenfield development opportunities, for which we also already have gas rights agreements in place with biogas site hosts. Our development backlog as of March 15, 2022 includes 38 projects (35 as of December 31, 2021) for which we already have gas right agreements in place, including 10 optimizations and 28 new builds, and we are planning to secure additional RNG development opportunities through new long-term agreements with biogas site hosts. Our gas rights agreements generally require that we achieve commercial operations for a project as of a specified date or the agreement terminates, and the contracts with respect to our greenfield development backlog have a remaining term of approximately one to three years.
One of our key priorities for 2022 is the implementation of our Archaea V1 plant design, a standardized and modularized plant design. We are currently developing four standard plants, to be built on skids and with interchangeable subcomponents, in sizes ranging from 2,000 to 9,600 standard cubic feet per minute (scfm) of capacity. Throughout 2021, our focus was primarily on system design and procurement, and our focus this year will be on implementation. We currently have orders in place for the major components for 22 plants. Deliveries of components have begun, and we expect to install our first V1 plant in the second half of this year. We believe these preorders have significantly minimized our near-term supply chain and inflation risks. Our end goal is to build our supply chain and fabrication capabilities to be able to pull Archaea V1 plants “off the shelf” in the future, and our plan is for all new build projects in our 2022 and forward development plan to implement the Archaea V1 design, which we believe will enable us to reduce project development and construction time to 18 months and lower project development costs by about 40% compared to industry averages.

On December 30, 2021, we announced the successful start-up of Project Assai (“Assai”), an RNG facility located at the Keystone Sanitary Landfill in Dunmore, Pennsylvania. Commercial operations were achieved on December 30, 2021, with the introduction of pipeline-quality RNG into the pipeline interconnect located adjacent to the production facility site. Assai is the highest capacity operational RNG facility in the United States.
As of March 15, 2022, we have 12 RNG and 19 LFG to electricity facilities (including three RNG facilities completed and seven electricity facilities acquired since we announced the Business Combinations in April 2021). We currently have 20 projects in our 2022 development plans; however, the timing and ultimate number of projects completed in 2022 is subject to change due to various factors, some of which are outside our control. The tables below provide information for each of our production facilities:
RNG Production Facilities

Site	Location
Assai	Dunmore, PA
Boyd County	Ashland, KY
Butler	David City, NE
Canton (JV)	Canton, MI
KC LFG	Johnson County, KS
North Shelby (JV)	Millington, TN
Oklahoma City	Oklahoma City, OK
SE Oklahoma City (JV)	Oklahoma City, OK
Seneca Gas	Waterloo, NY
Soares (Dairy)	Madera, CA
South Shelby (JV)	Memphis, TN
SWACO	Grove City, OH
Renewable Electricity Production Facilities

Site	Location
Athens-Clarke	Winterville, GA
Colonie	Cohoes, NY
County Line	Argos, IN
DANC	Rodman, NY
Emerald	Graham, WA
Erie	Erie, CO
Fulton	Johnstown, NY
Hernando County	Brooksville, FL
Hickory Meadows (JV)	Hilbert, WI
Johnston	Smithfield, NC
Model City	Youngstown, NY
Modern	Youngstown, NY
Ontario	Stanley, NY
PEI Power	Archbald, PA
Rochelle	Rochelle, IL
Sarasota	Nokomis, FL
Seneca Power	Waterloo, NY
Sunshine Canyon (JV, non-operated)	Sylmar, CA
TRG	Church Hill, TN

Market Opportunity
Increasing Demand for RNG
The demand for RNG produced from biogas has grown significantly over the past several years and is expected to continue to grow for the foreseeable future due to increases in (i) regulatory-driven focus on cleaner energy sources and reduced GHG emissions such as methane, (ii) broad-based corporate support for voluntary renewable energy and sustainability initiatives, and (iii) public sector demand to diversify energy sources from fossil fuel-based alternatives.
According to the EPA, methane is a significant GHG which accounted for approximately 10% of all U.S. GHG emissions from human activities in 2019 and which has a comparative impact on the atmosphere that is 25 times greater than that of carbon dioxide over a 100-year period. Biogas processing facilities could substantially reduce methane emissions at landfills and livestock farms, which together accounted for approximately 26% of U.S. methane emissions in 2019 according to the EPA.
RNG has traditionally been sold primarily into the transportation sector, where RNG is used in vehicles as CNG or LNG and as a replacement for natural gas from fossil sources. Growth in this market has largely been driven by environmental subsidies to support the production of renewable transportation fuels. We expect demand for RNG as a transportation fuel to continue, and multiple corporations have recently announced they are testing or incorporating sustainable transportation solutions into their fleets using RNG as CNG and LNG.
There is also growing demand for RNG in sectors other than transportation, including as a feedstock for electricity generation, heating and cooking for residential and commercial use, hydrogen production, biomethanol, sustainable aviation fuel. ammonia and other fertilizes, and renewable LNG. We have successfully secured long-term fixed-price off-take agreements with multiple investment-grade counterparties who expect to utilize RNG in these sectors and anticipate that an increased focus on sustainability initiatives and GHG reductions will continue to drive demand growth in these sectors. Numerous utilities, corporations, and universities have recently announced RNG targets or mandates and emphasized the role they expect RNG to play in their decarbonization initiatives. Importantly, our long-term fixed-price RNG off-take agreements are not dependent on the continuation or ratification of any underlying local, state or federal government renewable fuel programs (e.g. RFS, LCFS). RNG can be transported via the existing natural gas pipeline network that spans millions of miles across the United States and Canada, enabling Archaea to deliver RNG to current and prospective customers nearly anywhere in North America.
Availability of Long-Term Feedstock Supply
Biogas is collected and processed to remove impurities for use as RNG, which has the same chemical composition as and can be used interchangeably with traditional natural gas from fossil sources. Common sources of biogas include landfills, livestock farms, wastewater resource recovery facilities, organic waste management operations, and forest and wood products.
We are primarily focused on landfill-sourced biogas and believe there is a significant opportunity for growth in RNG production from landfill gas. The EPA Landfill Methane Outreach Program (“LMOP”) reports approximately 2,600 landfills in the U.S., of which approximately 500 landfills have operational LFG to energy facilities. Some landfills have more than one operational facility, for a total of approximately 550 LFG to energy facilities, of which only 72 are RNG facilities and the remainder are LFG to electricity facilities. We believe we are well-positioned to help convert these LFG to electricity facilities into RNG production facilities. Of the remaining approximately 2,100 landfills that have no form of landfill gas to RNG or electricity generation, the EPA has identified approximately 500 landfills as candidates for future project development.
We have identified actionable growth opportunities and expect to be uniquely positioned and qualified to work with landfill owners to develop new greenfield RNG projects and convert existing renewable electricity facilities to RNG.
The availability of additional biogas sources such as organic waste management, wastewater resource recovery facilities, and livestock farms also have the potential to support the growth of our business.

Government Programs Promoting RNG Growth
RNG generates Environmental Attributes which can be monetized to generate additional revenue. These Environmental Attributes are provided for under several different programs, including RFS and LCFS programs.
The RFS program was authorized under the Energy Policy Act of 2005 and expanded through the Energy Independence and Security Act of 2007. At its most basic level, it requires the use of specific volumes of biofuel in the U.S. and is aimed at (i) increasing energy security by reducing U.S. dependence on foreign oil and establishing domestic green fuel related industries and (ii) improving the environment through the reduction of GHG emissions.
Under the RFS program, transportation fuel sold in the U.S. must contain a certain minimum volume of renewable fuel. To enforce compliance, the EPA began using RINs as a means to track the production, use, and trading of renewable fuels. A RIN is generated when an EPA-registered renewable fuel producer produces renewable fuel that is then dispensed as transportation fuel. The type of RIN a renewable fuel producer can generate is determined by the reduction in GHG emissions compared to the gasoline or diesel baseline. Fuels are categorized by “D-code” depending on these GHG emission reductions. Each type of renewable fuel also carries an EV that determines how many RINs a renewable fuel producer can generate with each gallon of renewable fuel produced. Finally, the EPA regulates the amount of RINs the industry as a whole must obtain and retire on an annual basis.
Our LFG-to-RNG production facilities generate D3, or cellulosic biofuels, RINs for which there is high demand due to supply constraints and the ability of D3 RINs to fulfill obligations in other D-Code categories. For example, a D3 RIN can be used to fulfill obligations in both the D5 and D6 categories, as well as in the D3 category. The EPA refers to this concept as “nesting.” Moreover, the most restrictive standards apply to the cellulosic biofuel category, including a 60% GHG reduction and a 1.0 to 1.5 EV, resulting in a limited number of qualifying fuels which meet the corresponding standards.
On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon, a program in Washington expected to begin in 2023 or 2024, and several other states also actively considering LCFS initiatives. LCFS regulations are aimed at reducing the CI of transportation fuel sold and purchased in the applicable state. A CI score is calculated as grams of CO2-equivalent per megajoule of energy of the fuel. The CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation; (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain; and (iii) zero emission vehicle crediting that supports the buildout of infrastructure. These credits are awarded to RNG projects based on each project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score.
We believe credits generated under the RFS and LCFS programs can provide meaningful revenue upside but also note that their pricing has historically been volatile and remains difficult to forecast. While we intend to sell a portion of our RNG production and associated Environmental Attributes at market prices and thus capture the value of prevailing RIN and LCFS credits, we aim to cap our merchant (variable) exposure to approximately 30% of RNG volumes, with the remaining approximately 70% contracted under long-term fixed price off-take agreements in which the customer retains the value of the Environmental Attributes. This strategy of locking in the majority of volumes under take-or-pay contracts with no Environmental Attribute pricing risk differentiates us from most of our competitors in the RNG space today.
Customers
We seek to be a reliable long-term provider of lower-carbon energy to help our off-take partners decarbonize and achieve their sustainability goals. Our customers include utilities, corporations, universities, municipalities, and marketers. We sell RNG and related Environmental Attributes primarily to municipalities, corporations, and marketers. We sell electricity and RECs primarily to utilities and ISOs.
Because our projects depend on sales of RNG, electricity, and Environmental Attributes to certain key purchasers, our projects are highly dependent upon these customers fulfilling their contractual obligations under their respective PPAs or GSAs. For the years ended December 31, 2021 and 2020, no single customer accounted for more than 10% of our total revenue.

Competition
There are many other companies operating in the renewable energy and RNG production space, and we face competition both on rights to manage or develop LFG projects and the prices we receive for our RNG and renewable electricity. In the LFG industry, we believe our primary competitors are other LFG companies with existing projects and landfill owners that either operate their own LFG projects or may do so in the future. We compete with these companies to acquire LFG rights for additional project development, existing LFG projects, or in some cases to renew or extend existing gas rights. Increased competition for such projects may increase the price we pay for gas rights, the acquisition costs for existing projects or the royalties or other payments we have to pay landfill owners, which may have a material adverse effect on our results of operations. We may also find ourselves competing more frequently with landfill owners to the extent they decide to exercise their purchase rights that exist under certain of our gas rights agreements or otherwise develop their own LFG projects, which would also reduce the number of opportunities for us to develop new LFG projects. We also compete with other RNG developers for long-term fixed-price off-take agreements with existing and potential buyers of RNG.
Evolving consumer preferences, regulatory conditions, ongoing waste industry trends, and project economics have a strong effect on the competitive landscape. The biogas and RNG markets are heavily fragmented. We believe we are in a strong position to compete for new project development and supply opportunities, as well as additional off-take agreements, due to our technical expertise, relationships across the industry, scale, breadth of our operating platform, and capital structure. However, competition for such opportunities, including the prices being offered for fuel supply, may impact profitability of opportunities to us and may make opportunities unsuitable to pursue.
Seasonality
To some extent, we experience seasonality in our results of operations. Short-term sales of RNG may be impacted by higher consumption of vehicle fuels by some of our customers in the summer months, when buses and other fleet vehicles use more fuel to power their air conditioning systems, which typically translate to an increased volume of fuel delivered in the summer months. In addition, natural gas commodity prices tend to be higher in the fall and winter months, due to increased overall demand for natural gas for heating during these periods.
Revenues generated from our renewable electricity production facilities in the northeast U.S., all of which sell electricity at market prices, are affected by warmer and colder weather, and therefore a portion of our quarterly operating results and cash flows are affected by pricing changes due to regional temperatures. These seasonal variances are managed in part by certain off-take agreements at fixed prices.
Cold weather can cause our plants to experience freeze-offs and power outages, resulting in more downtime than under warm weather conditions. Shipping delays for replacement parts and construction materials may also be more frequent during the winter months leading to incremental downtime or construction delays. In addition, lower ambient temperatures result in lower biogas production from our anaerobic digesters and may result in changes to landfill gas composition during the winter months which have the potential to cause incremental downtime. Our energy production can also be affected during the summer months, as very warm temperatures can dry out a landfill if the landfill owner is unable to keep the landfill covered, which in turn reduces the LFG generated at the site.
Human Capital
We have a total of 292 full time employees as of December 31, 2021. None of our employees is represented by a labor organization or under any collective bargaining agreements.
The success and growth of our business is significantly correlated with our ability to recruit, train, promote and retain talented individuals at all levels of our organization. To succeed in a competitive labor market, we have developed and maintain key recruitment and retention strategies. These include competitive salary structures, including bonus and equity compensation programs, competitive benefits policies, including paid time off for vacations, sick leave and holidays, short-term disability coverage, group term life insurance, and retirement savings plans. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health and safety.

Governmental Regulation
We are subject to a variety of federal, state and local laws and regulations relating to the environment, health and safety, labor and employment, building codes and construction, zoning and land use, public reporting and taxation, among others. These regulations and policies are subject to amendment, which could result in a significant future reduction in the potential demand or incentives available for renewable energy (including Environmental Attributes that certain forms of renewable energy may generate), renewable energy project development and investments. Any new government regulations applicable to our renewable energy projects or markets for renewable energy may result in significant additional expenses or related development costs and, as a result could cause a significant reduction in demand for our renewable energy. Failure to comply with such requirements could result in the disconnection and/or shutdown of the non-complying facility, our inability to sell electricity or RNG from the non-complying facility, the voiding or disqualification of Environmental Attributes generated in association with our operations, the default of any contracts that we have for the sales that were to be made from the non-complying facility, the imposition of liens, fines and penalties, forfeiture of certain payments we have made, refunds and interest, or civil or criminal liability.
On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon, with several other states also actively considering similar LCFS initiatives.
Our market-based sales are subject to certain market behavior rules established by FERC, and if any of our generating companies are deemed to have violated those rules, we will be subject to potential disgorgement of profits associated with the violation, penalties, refunds of unlawfully collected amounts with interest, suspension or revocation of MBR authority. If such generating companies were to lose their MBR authority, they would be required to obtain the FERC’s acceptance of a cost of service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are typically imposed on vertically-integrated utilities with cost based rate schedules. This could have a material adverse effect on the rates we are able to charge for power from our facilities. The regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business.
Environmental Regulation
Our operations, as well as our feedstock suppliers, are subject to extensive federal, state and local laws and regulations relating to the discharge or release of materials into the environment, environmental protection, and occupational health and safety. Such laws and regulations impose, among other things, restrictions, liabilities and obligations in connection with the generation, handling, use, storage, transportation, treatment and disposal of various substances, including hazardous substances and waste and as a result of any spills, releases, discharges and emissions of various substances into the environment. Environmental regulations also require that our facilities, sites and other properties be operated, maintained, decommissioned and restored to the satisfaction of applicable regulatory authorities. Occupational health and safety regulations establish standards protective of workers. These laws, as amended from time to time, include, for example:
•the Clean Air Act (“CAA”), which regulates air emission pollutants, GHG emissions and reciprocating engines subject to Maximum Achievable Control Technology standards;
•the Clean Water Act (“CWA”), which establishes the extent to which waterways are subject to federal jurisdiction and serves to regulate the discharge of wastewater from our facilities into state and federal waters;
•the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, which regulates the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent hazardous substances for disposal;
•the Energy Policy Act of 2005 (“EPAct”), which, among other things, establishes requirements for minimum volumes of renewable fuels in transportation fuel;
•the Occupational Safety and Health Act (“OSHA”), which establishes workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances and appropriate control measures;

•the Resource Conservation and Recovery Act (“RCRA”), which imposes requirements for the generation, storage, treatment, transportation and disposal of solid and hazardous wastes at or from our facilities; and
•various state and local laws, which may include analogs to the above or other or more stringent requirements.
An accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages and fines or penalties for related violations of environmental laws or regulations. Moreover, under certain environmental laws such as CERCLA and RCRA, we could incur strict joint and several liability for remediating hazardous substances or wastes disposed of or released by us or prior owners or operators. We also could incur costs related to the clean-up of third-party sites to which we sent regulated substances for disposal or to which we sent equipment for cleaning. Failure to comply with these federal, state and local laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the incurrence of capital expenditures, the occurrence of delays, denials or cancellations in permitting or the development or expansion of projects and the issuance of orders enjoining performance of some or all of our operations in affected areas. For more information, see our risk factor titled “Our operations, as well as those of our feedstock suppliers, are subject to numerous stringent environmental, health and safety laws and regulations that may expose us to significant costs and liabilities.”
Segment Information and Geographic Area
The Company operates in two reporting segments, RNG and Power. The Company’s operating facilities are located across 18 states. Additional data and discussion are provided in “Note 23 - Segment Information”, and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Available Information
Archaea's principal executive offices are located at 4444 Westheimer Road, Suite G450, Houston, Texas 77027. Archaea's website is located at www.archaeaenergy.com.
Archaea furnishes or files with the Securities and Exchange Commission (the “SEC”) its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, and its Current Reports on Form 8-K. Archaea makes these documents available free of charge at www.archaeaenergy.com under the “Investors” tab as soon as reasonably practicable after they are filed or furnished with the SEC. In addition, corporate governance information, including our corporate governance guidelines and code of ethics, is also available on our investor relations website under the heading “Governance Documents.” Information on Archaea’s website is not incorporated by reference into this Annual Report on Form 10-K or any of the Company’s other filings with the SEC. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
Archaea’s Class A Common Stock, par value $0.0001 per share, is listed and traded on the NYSE under the ticker “LFG.”
ITEM 1A. RISK FACTORS
The following risk factors apply to the business and operations of the Company following the completion of the Business Combinations. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have an adverse effect on the business, cash flows, financial condition and results of operations of the Company. These risks should be carefully considered prior to, or continuing, investment in our Company. These risk factors are not exhaustive, and the Company may face additional risks and uncertainties that are not presently known to us, or currently deemed immaterial, which may also impair our business or financial condition.
Risks Related to the Business and Industry of the Company
The COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic may adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruptions in the financial markets both globally and in the United States. In response to the COVID-19 pandemic and related mitigation measures, we began implementing changes in our business in March 2020 to protect our employees and customers, and to support appropriate health and safety protocols. These measures resulted in additional costs, which we expect will continue through 2022 as we continue to work to address employee safety. Although we are considered an essential company under the U.S. Federal Cybersecurity and Infrastructure Security Agency guidance and the various state or local jurisdictions in which we operate, we remain uncertain of the ultimate effect COVID-19 could have on our business, results of operations and financial condition.
The duration and extent of the impact of the COVID-19 pandemic on our business, results of operations and financial condition will depend on future developments, including the duration, severity and spread of the pandemic, actions taken to contain its spread, any further resurgence of COVID-19, the severity and transmission rates of new variants of COVID-19, the availability, distribution and efficacy of vaccines and therapeutics for COVID-19, and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the COVID-19 pandemic subsides, we may continue to experience adverse effects to our business and financial results because of its global economic impact, including any economic downturn or recession that has occurred or may occur. The adverse effect of the COVID-19 pandemic on our business, results of operations and financial condition could be material.
Our strategic success and financial results depend on our ability to identify, acquire, develop and operate LFG projects, as well as our ability to expand production at our current production facilities.
Our business strategy includes growth primarily through the procurement of biogas rights to develop new LFG projects, the acquisition and/or expansion of existing LFG projects, or conversion of production facilities from renewable electricity to RNG production. This strategy depends on our ability to successfully identify and evaluate acquisition opportunities and complete new projects or acquisitions on favorable terms. However, we cannot assure you that we will be able to successfully identify new landfill opportunities, acquire additional gas rights, develop new LFG projects, or consummate the acquisition of existing LFG projects, on favorable terms or at all. In addition, we will compete with other companies and private equity sponsors for these development and acquisition opportunities, which may increase our costs or cause us to refrain from making acquisitions at all. We also expect to achieve growth through the expansion of production at certain of our current production facilities as the related landfills are expanded or otherwise begin to produce more gas, but we cannot assure you that we will be able to reach or renew the necessary agreements with landfill owners on economically favorable terms or at all. If we are unable to successfully identify and consummate future project opportunities or acquisitions of existing projects, or expand RNG and renewable electricity production at our current production facilities, it will impede our ability to execute our growth strategy. Further, we may also experience supply-chain delays and cost overruns in converting existing facilities from renewable electricity to RNG production or development of new facilities. During the conversion of production facilities, there may be a gap in production and relating revenue while the electricity project is offline until it commences operation as an RNG facility, which adversely affects our financial condition and results of operations.
Our ability to acquire, develop and operate projects, as well as expand production at current production facilities, is subject to various risks, including:
•regulatory changes that affect the value of RNG and related Environmental Attributes and its Carbon Intensity, which could have a significant effect on the financial performance of our projects and the number of potential projects with attractive economics;
•changes in energy commodity prices, such as natural gas and wholesale electricity prices, which could have a significant effect on our revenues and expenses;
•changes in pipeline gas quality standards or other regulatory changes that may limit our ability to transport RNG on pipelines for delivery to third parties or increase the costs of processing RNG to allow for such deliveries;
•changes in the broader waste collection industry, including changes affecting the waste collection and biogas potential of the landfill industry, which could limit the LFG resource that we currently target for our projects;
•substantial construction risks, including the risk of delay, that may arise due to forces outside of our control, including those related to engineering and environmental problems, inclement weather and labor disruptions;

•operating risks and the effect of disruptions on our business, including the effects of global health crises such as COVID-19, weather conditions, catastrophic events such as fires, explosions, earthquakes, droughts and acts of terrorism, and other force majeure events on us, our customers, suppliers, distributors and subcontractors;
•accidents involving personal injury or the loss of life, as a result of work conditions including, but not limited to, hazardous worksite site conditions and gas exposure;
•entering into markets where we have less experience, such as our projects for biogas recovery at livestock farms;
•the ability to obtain financing for a project on acceptable terms or at all and the need for substantially more capital than initially budgeted to complete projects and exposure to liabilities as a result of unforeseen environmental, construction, technological or other complications;
•failures or delays in obtaining desired or necessary land rights, including ownership, leases, easements, zoning rights and building permits;
•a decrease in the availability, pricing and timeliness of delivery of raw materials and components necessary for the construction or operation of projects;
•obtaining and keeping in good standing permits, authorizations and consents from local city, county, state and U.S. federal governments as well as local and U.S. federal governmental organizations;
•penalties, including potential termination, under short-term and long-term contracts for failing to deliver RNG in accordance with our contractual obligations;
•unknown regulatory changes for RNG which may increase the transportation cost for delivering under contracts in place;
•the consent and authorization of local utilities or other energy development off-takers to ensure successful interconnection to energy grids to enable power and gas sales; and
•difficulties in identifying, obtaining and permitting suitable sites for new projects.
Any of these factors could prevent us from acquiring, developing, operating or expanding our projects, or otherwise adversely affect our business, financial condition and results of operations.
Acquiring existing projects involves numerous risks.
The acquisition of existing LFG projects and companies involves numerous risks, many of which may be indiscoverable through the due diligence process, including exposure to previously existing liabilities and unanticipated costs associated with the pre-acquisition period; difficulty in integrating the acquired projects into our existing business; and, if the projects are in new markets, the risks of entering markets where we have limited experience, less knowledge of differences in market terms for gas rights agreements and off-take agreements, and, for international projects, possible exposure to exchange-rate risk to the extent we need to finance development and operations of foreign projects and to repatriate earnings generated by such projects. While we perform due diligence on prospective acquisitions, we may not be able to discover all potential operational deficiencies in such projects. A failure to achieve the financial returns we expect when we acquire LFG projects could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition, and results of operations. Risks related to acquiring existing projects, include:
•the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•the acquired companies or assets may not improve our customer offerings or market position as planned;
•we may have difficulty integrating the operations and personnel of the acquired companies;
•key personnel and customers of the acquired companies may terminate their relationships with the acquired companies as a result of or following the acquisition;

•we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•we may incur additional costs and expenses related to complying with additional laws, rules or regulations in new jurisdictions;
•we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
•our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically diverse enterprises;
•we may incur one-time write-offs or restructuring charges in connection with an acquisition;
•we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•we may not be able to realize the cost savings or other financial benefits we anticipated.
In order to secure contracts for new projects, we typically face a long and variable development cycle that requires significant resource commitments and a long lead time before we realize revenues.
The development, design and construction process for our renewable energy projects generally lasts approximately 24 months, on average. Prior to signing a gas rights agreement for project development, we typically conduct a preliminary audit of the site host’s needs and assess whether the site is commercially viable based on our expected return on investment, investment payback period, and other operating metrics, as well as the necessary permits to develop a project on that site. This extended development process requires the dedication of significant time and resources from our sales and management personnel, with no certainty of success or recovery of our expenses. A potential site host may go through the entire sales process and not accept our proposal. Further, upon commencement of operations, it typically takes several months for the project to ramp up to our full expected production level. All of these factors, and in particular, increased spending that is not offset by increased revenues, can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular period will fall below investor expectations.
Our business plans include expanding from LFG projects into other types of feedstocks or transmission projects, or new lines of business. Any such expansions of non-LFG projects, transmission projects, or new lines of business may present unforeseen challenges and result in a competitive disadvantage relative to our more-established competitors.
We currently operate primarily LFG production facilities that convert LFG into RNG and renewable electricity. However, we are actively developing projects that use anaerobic digesters to capture and convert emissions into low-carbon RNG, and we may expand into additional feedstocks in the future. In addition, we are actively considering expansion into other lines of business, including carbon capture and sequestration, generation of renewable electricity for our projects from solar, and the use of RNG as a feedstock for renewable hydrogen. These projects could expose us to increased operating costs, unforeseen liabilities or risks, and regulatory and environmental concerns associated with entering new sectors of the energy industry, including requiring a disproportionate amount of our management’s attention and resources, which could have an adverse impact on our business as well as place us at a competitive disadvantage relative to more established non-LFG market participants.
Other types of feedstock, specifically dairy farm and other livestock waste projects, produce significantly less RNG than landfill facilities. As a result, the commercial viability of these projects is even more dependent on various factors and market forces outside of our control, like changes to laws or regulations that could affect the value of our projects or the incentives available to them. In addition to these known factors, there are other factors currently unknown to us that may affect the commercial viability of other types of feedstock. As such, expansion into other types of feedstock could adversely affect our business, financial condition, and results of operations.
Some projects in which we might invest in the future may be subject to cost-of-service rate regulation, which would limit our potential revenue from such projects. If we invest, directly or indirectly, in an electric transmitting project that allows us to exercise transmission market power, FERC could require our affiliates with MBR power sales authority to implement mitigation measures as a condition of maintaining our or our affiliates’ MBR authority. FERC regulations limit using a transmission project for proprietary purposes, and we may be required to offer others (including competitors) open-access to our transmission asset, should we acquire one. Such acquisitions could have a material adverse effect on our business, financial condition and results of operations.
Capturing and sequestering carbon dioxide is subject to numerous laws and regulations with uncertain permitting timelines and costs. We also intend to explore the production of renewable hydrogen sourced from our projects’ RNG. We do not have an operating history in the carbon capture and sequestration or renewable hydrogen markets, and there is no certainty that our entry into a new business line will be successful.
Our fixed-price contracts create the potential for operating losses in the event our variable costs rise unexpectedly.
We seek to enter into long-term fixed price off-take agreements, and expect approximately 70% of our RNG volumes to be contracted under long-term fixed price off-take agreements. We believe our fixed-price arrangements reduce our exposure to fluctuating energy, commodity and Environmental Attributes prices, and a number of our existing long-term fixed price contracts include price-adjustment mechanisms related to inflation. However, if our costs were to rise unexpectedly or in a manner inconsistent with the inflation adjustment mechanisms included in the contracts, the revenue under our fixed-price contracts would not match these changes in cost, which may result in operating losses.
Although approximately 70% of our RNG volumes are expected to be contracted under long-term fixed price off-take agreements, approximately 30% of our RNG volumes are expected to be contracted on a merchant pricing basis that exposes us to the risk of price fluctuations.
Contracting a portion of our RNG volumes on a merchant pricing basis allows us to capture the value of prevailing RIN and LCFS credits; however, the value of such Environmental Attributes has historically been volatile and remains difficult to forecast. For example, during the year ended December 31, 2021, the weekly, volume-weighted average RIN price ranged from a high of $3.46 in August to a low of $0.43 in January. California LCFS credits also experienced volatility during the year ended December 31, 2021, with daily prices (based on a five day rolling average) ranging from a high of $201 in January to a low of $143 in November. Although we aim to cap our exposure to merchant pricing by covering a majority of our production with long-term fixed priced contracts, we may not be able to increase the amount of our production that is covered by such contracts. Additionally, excess volumes available for sale into the LCFS market and the CI score of our facilities relative to alternative available volumes, including RNG from livestock operations, may inhibit our ability to compete in the LCFS market.
The price of RINs is driven by various market forces that are difficult to predict, including gasoline prices and the availability of renewable fuel from other renewable energy sources and conventional energy sources. We may be unable to manage the risk of volatility in RIN pricing for all or a portion of our revenues from RINs, which would expose us to the volatility of commodity prices with respect to all or the portion of RINs that we are unable to sell through forward contracts, including risks resulting from changes in regulations, general economic conditions, the interest and availability of counterparties and other necessary intermediaries with respect to RIN sales, and changes in the level of renewable energy generation. We expect to have variations from period to period in the revenues from the production facilities in which we generate revenue from the sale of RINs that we are unable to sell through forward contracts.
Further, the production of RINs significantly in excess of the RVOs set by the EPA for a calendar year could adversely affect the market price of RINs, particularly towards the end of the year, if refiners, fuel importers and wholesalers have satisfied their RVOs for the year. A significant decline in the price of RINs and price of LCFS credits for a prolonged period could adversely affect our business, financial condition and results of operations, and could require us to take an impairment charge relating to one or more of our projects or our goodwill.
A reduction in the prices we can obtain for our Environmental Attributes could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
A significant portion of our Power revenues come from the sale of RECs, whether bundled in the price of our production or sold separately. RTCs are a newer form of Environmental Attribute that we are also seeking to monetize for RNG used in thermal energy applications. Environmental Attributes are impacted by a variety of legal and governmental regulatory requirements, and a change in law or in governmental policies concerning renewable energy, LFG or the sale of RECs or RTCs could be expected to affect the market for, and quantity or the pricing of, the RECs or RTCs that we can generate. In particular, a number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or hydrogen fuels. Like RNG, the emerging fuel cell and electric-powered vehicle industries offer technological options to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If the electric-powered vehicle industry and related alternatives continue to expand and gain broad acceptance, it may result in a decline in the prices of gasoline, diesel and other fossil fuels. This additional competition could reduce the demand for RNG and reduce the prices of RINs and LCFS, from which we generate revenues, which would negatively impact our profitability. A reduction in the prices we receive for RECs or RTCs, whether individually or as a portion of the price we receive for our Power or RNG sales, or a reduction in demand for RECs or RTCs could have a material adverse effect on our results of operations.
A prolonged environment of low prices or reduced demand for RNG or renewable electricity could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
Long-term RNG and renewable electricity prices may fluctuate substantially due to factors outside of our control. The price of electricity can vary significantly for many reasons, including increases and decreases in generation capacity in our markets; changes in power transmission or fuel transportation capacity constraints or inefficiencies; power supply disruptions; weather conditions; seasonal fluctuations; changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices; development of new fuels or new technologies for the production of power; federal and state regulations; and actions of the ISOs and RTOs that control and administer regional power markets. Further, the amount of power consumed by the electric utility industry is affected primarily by the overall demand for electricity, environmental and other governmental regulations and the price and availability of fuels such as nuclear, coal, natural gas and oil, as well as sources of renewable energy.
If we are unable to renew or replace an off-take agreement for a project for a certain volume of RNG produced, we would be subject to the risks associated with selling that volume of RNG produced at then-current market prices. We may be required to make such sales at a time when the market prices for natural gas, RNG, or Environmental Attributes as a whole or in the regions where those volumes are produced, are depressed. If this were to occur, we would be subject to the volatility of market prices and be unable to predict our revenues from such volumes, and the sales prices for such RNG may be lower than what we could sell the RNG for under an off-take agreement.
A decline in prices for certain fuels or reduced government incentives for renewable energy sources, or RNG specifically, could also make LFG less cost-competitive on an overall basis. Slow growth or a long-term reduction in overall demand for energy could have a material adverse effect on our business strategy and could, in turn, have a material adverse effect on our business, financial condition and results of operations.
We face competition both on the prices we receive for our RNG and renewable electricity and for rights to manage or develop LFG projects.
We face competition from both conventional and renewable energy companies in connection with the prices that we can obtain for the RNG and renewable electricity that we produce and sell into energy markets at market prices. The prices that these energy companies can offer are dependent on a variety of factors, including their fuel sources, transmission costs, capacity factor, technological advances and their operations and management. If these companies are able to offer their energy at lower prices, this will reduce the prices we are able to obtain in these markets, which could have a material adverse effect on our results of operations. Our competitors may also offer energy solutions at prices below cost, devote significant resources to competing with us or attempt to recruit our key personnel, any of which could improve their competitive positions. In addition, the technologies that we use may be rendered obsolete or uneconomic by technological advances, more efficient and cost-effective processes or entirely different approaches developed by one or more of our competitors or others. Moreover, if the demand for renewable energy increases, new companies may enter the market, and the influx of added competition could pose an increased risk to us.
In the LFG industry, we believe our primary competitors are other LFG companies with existing projects and landfill owners that either operate their own LFG projects or may do so in the future. We compete with these companies to acquire gas rights for project development, or, in some cases, to renew or extend existing gas rights agreements for existing LFG projects. Increased competition for such projects may increase the price we pay for gas rights, the acquisition costs for existing projects or the royalties we have to pay landfill owners, which may have a material adverse effect on our results of operations. We may also find ourselves competing more frequently with landfill owners to the extent they decide to develop their own LFG projects, which would also reduce the number of opportunities for us to develop new LFG projects. We also compete with other RNG developers for long-term fixed price off-take agreements with existing and potential buyers of RNG.

Our renewable energy projects may not produce expected levels of output, and the amount of LFG actually produced at each of our projects will vary over time and, when a landfill closes, eventually decline.
Landfills contain organic material whose decomposition causes the generation of gas consisting primarily of methane, which LFG projects use to generate RNG or renewable electricity, and carbon dioxide. The estimation of LFG production volume is an inexact process and dependent on many site-specific conditions, including the estimated annual waste volume, composition of waste, regional climate and the capacity and construction of the landfill. Production levels are subject to a number of additional risks, including a failure or wearing out of our or our landfill owners’ or operators’, customers’ or utilities’ equipment; an inability to find suitable replacement equipment or parts; lower than expected supply or quality of the project’s source of biogas and faster than expected diminishment of such biogas supply; or volume disruption in our fuel supply collection system. As a result, the amount of LFG actually produced by the landfill sites from which our production facilities collect LFG or the volume of electricity or RNG generated from those sites may in the future vary from our initial estimates, and those variations may be material. In addition, Aria has in the past, and we may in the future, incur material asset impairment charges if any of our renewable energy projects incurs operational issues that indicate our expected future cash flows from the project are less than the project’s carrying value. Any similar impairment charges in the future could adversely affect our operating results in the period in which the charge is recorded.
As of December 31, 2021, three of our projects are located on closed landfills. Of the remaining landfills for which we have gas rights, based upon the current permits (which are eligible to receive extensions to accept waste for additional time periods), one is currently expected to close within the next three years and another 12 are currently expected to close within the next ten years. If we do not develop or acquire projects attached to open or expanding landfills, the total amount of LFG available to operate our projects would decline over time, which could have a material adverse effect on our business, financial condition, and results of operations.
In addition, in order to maximize collection of LFG, we will need to take, or work with landfill owners to implement, various measures, such as drilling additional gas wells in the landfill to increase LFG collection, balancing the pressure on the gas field based on the data collected by the landfill operator from the gas wells to ensure optimum LFG utilization and ensuring that we match availability of engines and related equipment to availability of LFG. There can be no guarantee that we will be able to take all necessary measures to maximize collection. In addition, the LFG available to our projects is dependent in part on the actions of other persons, such as landfill operators. We may not be able to ensure the responsible management of the landfill site by owners and operators, which may result in less than optimal gas generation or increase the likelihood of “hot spots” occurring. Hot spots can temporarily reduce the volume of gas which may be collected from a landfill site, resulting in a lower gas yield. Other events that can result in a reduction in LFG output include: extreme hot or cold temperatures or excessive rainfall; liquid levels within a landfill increasing; oxidation within a landfill, which can kill the anaerobic microbes that produce LFG; and the buildup of sludge. The occurrence of these or any other changes within any of the landfills where our production facilities operate could lead to a reduction in the amount of LFG being available to operate our production facilities, which could have a material adverse effect on our business, financial condition and results of operations.
Certain of our facilities are newly constructed, are under construction, or are in development and may not perform as we expect.
Our largest RNG production facility, Assai, recently commenced commercial operations in December 2021, and we have a number of projects under construction that are expected to begin production over the next 24 months. In addition, we expect to install our first project utilizing our Archaea V1 plant in the second half of this year and we anticipate that all of our new build projects in 2022 and those in our forward development plan will implement the Archaea V1 plant design. Therefore, our expectations of the operating performance of these facilities are based on assumptions and estimates made without the benefit of operating history. Our expectations with respect to our new and developing projects, and related estimates and assumptions, are based on limited operating history. These facilities also include digesters under development for which we have no operating history as of December 31, 2021.
Our Archaea V1 plant design utilizes a standardized and modularized plant design, which we believe will enable us to reduce project development and construction time while simultaneously lowering project development costs, and we have planned our financial model, including our 2022 capital budget, based on these reduced cost expectations. If we are unsuccessful in implementing our Archaea V1 plant design or if we experience design or manufacturing defects or other failures of future plant builds as result of installing Archaea V1 plant designs, we could incur significant manufacturing and re-engineering costs. In addition, if implementing our Archaea V1 plant design does not achieve the cost reductions expected, it may harm our future profitability. Moreover, the ability of these facilities, including the facilities that will be built with the Archaea V1 plant design, to meet our performance expectations is subject to the risks inherent in newly constructed RNG production facilities and the construction of such facilities, including delays or problems in construction, degradation of equipment in excess of our expectations, system failures, and outages. The failure of these facilities to perform as we expect could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We currently own, and in the future may acquire, certain assets through joint ventures. As operating partner for some of our joint venture projects, we are exposed to counterparty credit risk, and as non-operating partner for other joint venture projects, we have limited control over management decisions and our interests in such assets may be subject to transfer or other related restrictions.
We own, and in the future may acquire, certain operating or development projects in joint ventures. Our current joint venture projects include our Sunshine Canyon and Mavrix, LLC (“Mavrix”) projects and Saturn Renewables, LLC. We are the operating partner for some of these projects while our joint venture partner is the operating partner in others. As the operating partner for some of our joint venture projects, we pay joint venture expenses and make cash calls on non-operating partners for their respective shares of joint venture costs. These projects are capital intensive and, in some cases, a non-operating partner may experience a delay in obtaining financing for its share of the joint venture costs or have liquidity problems resulting in slow payment of joint venture costs that can result in potential delays in our development projects. In addition, our joint venture partners may not be as creditworthy as we are and may experience credit rating downgrades or liquidity problems that may hinder their ability to obtain financing. Counterparty liquidity problems could result in a delay in receiving proceeds from reimbursement of joint venture costs. Nonperformance by a joint venture partner could result in significant financial losses.
Our ability to control joint ventures for which we are not the operating partner is limited by provisions of the agreements we have entered into with our joint venture partners and by our ownership percentage in such joint ventures. In the future, we may invest in other projects with additional joint venture partners. Joint ventures inherently involve a lesser degree of control over business operations, which could result in an increase in the financial, legal, operational or compliance risks associated with a project, including, but not limited to, variances in accounting internal control requirements. Our co-venture partners may not have the level of experience, technical expertise, human resources management and other attributes necessary to operate these assets optimally. To the extent we do not operate or have a controlling interest in a project, our joint venture partners could take actions that decrease the value of our investment and lower our overall return. In addition, conflicts of interest may arise in the future between our company and our stockholders, on the one hand, and our joint venture partners, on the other hand, where our joint venture partners’ business interests are inconsistent with our and our stockholders’ interests. Further, disagreements or disputes between us and our joint venture partners could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business, all of which could have a material adverse effect on our business, financial condition and results of operations. The approval of our joint venture partners also may be required for us to receive distributions of funds from assets or to sell, pledge, transfer, assign or otherwise convey our interest in such assets. Alternatively, our joint venture partners may have rights of first refusal or rights of first offer in the event of a proposed sale or transfer of our interests in such assets. These restrictions may limit the price or interest level for our interests in such assets, in the event we want to sell such interests.
Increased rates of recycling and legislation encouraging recycling, increased use of waste incineration, increased rates of organic waste diversion, advances in waste disposal technology and decreases in the gross domestic product of the United States could decrease the availability or change the composition of waste for LFG.
The volume and composition of LFG produced at open landfill sites depends in part on the volume and composition of waste sent to such landfill sites, which could be affected by a number of factors. For example, increased rates of recycling or increased use of waste incineration could decrease the volume of waste sent to landfills, while organics diversion strategies such as composting can reduce the amount of organic waste sent to landfills. There have been numerous federal and state regulations and initiatives over the years that have led to higher levels of recycling of paper, glass, plastics, metal and other recyclables, and there are growing discussions at various levels of government about developing new strategies to minimize the negative environmental impacts of landfills and related emissions, including diversion of biodegradable waste from landfills. Although many recyclable materials other than paper do not decompose and therefore do not ultimately contribute to the amount of LFG produced at a landfill site, it is too early to conclude definitively what impact recycling and other similar efforts will have on the volume and proportion of biodegradable waste sent to landfill sites across the United States.

In addition, research and development activities are ongoing to provide alternative and more efficient technologies to dispose of waste, to produce by-products from waste and to produce energy, and an increasing amount of capital is being invested to find new approaches to waste disposal, waste treatment and energy generation. It is possible that this deployment of capital may lead to advances which will adversely affect our sources of LFG or provide new or alternative methods of waste disposal or energy generation that become more accepted, or more attractive, than landfills.
Increased rates of recycling, legislation encouraging recycling, increased use of waste incineration, advancements in waste disposal technology, organics diversion, or an economic downturn in the United States, for any reason, could impact the volume and composition of waste produced in the United States and, as a consequence, the volume and composition of waste sent to landfill sites from which our projects collect LFG, which could adversely affect our business operations, prospects, financial condition and operational results.
We are dependent on contractual arrangements with, and the cooperation of, landfill site owners and operators for access to and operations on their sites.
We do not own any of the landfill sites from which our projects collect LFG or on which we operate and manage projects owned by landfill owners, and therefore we depend on contractual relationships with, and the cooperation of, the landfill site owners and operators for our operations. The invalidity of, or any default or termination under, any of our leases and licenses may interfere with our ability to use and operate all or a portion of certain of our production facilities, or to develop and construct future production facilities, which may have an adverse impact on our business, financial condition and results of operations. We obtain gas rights to the landfills on which our projects operate, with some of these gas rights being evergreen and others having fixed terms. Excluding our O&M projects owned by third parties, the gas rights associated with our 29 operating production facilities that are not evergreen are due to expire at varying points over the next 23 years, with gas rights to 5 landfills due to expire by the end of 2031. While we have historically been successful in renewing gas rights as they expire on favorable terms, we have sometimes had to pay increased royalty payments in connection with renewals of gas rights to reflect then-current market terms. We cannot guarantee that we will be able to renew any gas rights that expire in the future on commercial terms that are attractive to us or at all, and any failure to do so, or any other disruption in the relationship with any of the landfill operators from whose landfill sites our projects obtain LFG or for whom we operate LFG facilities, may have a material adverse effect on our business operations, prospects, financial condition and operational results.
In addition, the ownership interests in the land subject to these easements, leases and rights-of-way may be subject to mortgages securing loans or other liens (such as tax liens) and other easements, lease rights and rights-of-way of third parties (such as leases of oil or mineral rights) that were created prior to our projects’ easements, leases and rights-of-way. As a result, certain of our projects’ rights under these easements, leases or rights-of-way may be subject, and subordinate, to the rights of those third parties. We may not be able to protect our operating projects against all risks of loss of our rights to use the land on which our projects are located, and any such loss or curtailment of our rights to use the land on which our projects are located and any increase in rent due on such lands could adversely affect our business, financial condition and results of operations.
Our gas rights and off-take agreements are subject to certain conditions. A failure to satisfy those conditions could result in the loss of gas rights or the termination of an off-take agreement.
Our gas rights agreements generally require that we achieve commercial operations for a project as of a specified date. The agreements with respect to the projects in our greenfield development backlog have remaining terms of approximately one to three years. If we do not satisfy such deadline, the agreement may be terminated at the option of the landfill without any reimbursement of any portion of the purchase price paid for the gas rights, if applicable, or any other amounts we have invested in the project. Delays in construction or delivery of engines and other equipment may result in our failing to meet the commercial operations deadline in a gas rights agreement. Additionally, the denial or loss of a permit essential to a project could impair our ability to construct or operate a project as required under the related gas rights agreement. Delays in the review and permitting process for a project can also impair or delay our ability to construct or acquire a project and satisfy any commercial operations deadlines, or increase the cost such that the project is no longer attractive to us.
Likewise, certain of our off-take agreements have required us to achieve commercial operations for specific projects or provide a certain amount of RNG production from our portfolio as of a specified date, and off-take agreements we enter into in the future may have similar requirements. Failure to achieve such deadlines could result in the loss of such an off-take agreement.

Any issues with our production at the corresponding projects, including due to weather, unplanned outages or transmission problems, to the extent not caused by the landfill or covered by force majeure provisions in the gas rights agreement, could result in the loss of these gas rights. Our gas rights agreements often grant us the right to build additional generation capacity in the event of increased LFG supply, but failure to use such increased supply after a prescribed period of time can result in the loss of the rights to the unused LFG.
Our gas rights agreements provide that our projects must be operated in compliance with laws and regulations. If our facility causes the landfill to be out of compliance with their permits, we will be obligated to correct the issue or our rights to the LFG can be terminated. Additionally, we may acquire gas rights but later determine that developing or continuing to operate a project is not economically desirable, and we may cease development or operations and thereby lose control of such gas rights. Any loss of gas rights associated with any potential future or existing project could impede our ability to execute our growth strategy and have a material adverse effect on our business, financial condition and results of operations.
Finally, certain of the gas rights agreements and off-take agreements for projects in our portfolio and that we may acquire in the future allow or may allow the landfill owner or off-take counterparty to acquire or otherwise purchase a portion or all of the applicable project facilities from us. Any such sale of a project facility could have an adverse effect on our results of operations if we are unable to locate and acquire suitable replacement projects in a timely fashion.
Our projects face operational challenges customary to the energy industry. An unexpected reduction in energy production at any of our projects may have a material adverse effect on our results of operations and could adversely affect the associated off-take agreement.
The ongoing operation of our facilities involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to normal wear and tear of our equipment, latent defects, design or operator errors or force majeure events, among other factors. Operation of our facilities also involves risks that we will be unable to transport our product to our customers in an efficient manner due to a lack of transmission capacity or other problems with third party interconnection and transmission facilities. Unplanned outages of equipment, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenue or require us to incur significant costs as a result of obtaining replacement energy from third parties in the open market to satisfy our energy sales obligations. Landfill owners and operators can also impact our energy generation if in the course of ongoing operations they damage the landfill’s gas collection systems. Our energy generation can also be impacted if, in the course of ongoing operations, the landfill site owners and operators, including Archaea, damage the landfill’s gas collection systems or other equipment. Our inability to operate our facilities efficiently, manage capital expenditures and costs, and generate earnings and cash flow could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are generally also required under our off-take agreements to deliver a minimum quantity of the applicable energy products to the counterparty. Unless we can rely on a force majeure provision in the related off-take agreement, falling below such a threshold could require us to compensate our counterparty for the energy or Environmental Attribute deficiency for our counterparty in the open market or could result in a reduced rate to be paid for the energy we deliver in the future until any subsequent price reset date in the agreement or permanently, as well as possibly allowing the counterparty to terminate the agreement and subject us to certain termination payments. A reduction in energy production or the loss of an off-take agreement may also result in a project having its permit revoked, which in turn could result in the loss of the related gas rights. Likewise, the denial or loss of a permit essential to a project could impede our ability to satisfy any energy production requirements which we may be subject to under an off-take agreement. Thus, any unexpected reduction in output at any of our projects that leads to any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and acquisitions. It could also expose us to the risk of increased interest rates and limit our ability to react to changes in the economy or our industry.
As of December 31, 2021, we had approximately $352.0 million of outstanding indebtedness, including $218.6 million of outstanding borrowings under the Term Loan (as defined below) and $133.4 million outstanding on our Assai Notes (as defined below), and also had $235.8 million of available borrowing capacity under the Revolver (as defined below) that we may draw upon in the future, thereby increasing our outstanding indebtedness. Our substantial indebtedness could have important consequences, including, for example:
•being required to accept then-prevailing market terms in connection with any required refinancing of such indebtedness, which may be less favorable than existing terms;
•failure to refinance, or to comply with the covenants in the agreements governing, these obligations could result in an event of default under those agreements, which could be difficult to cure or result in our bankruptcy;
•our debt service obligations require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, thereby reducing the funds available to us and our ability to borrow to operate and grow our business;
•our limited financial flexibility could reduce our ability to plan for and react to unexpected opportunities; and
•our substantial debt service obligations make us vulnerable to adverse changes in general economic, credit and capital markets, industry and competitive conditions and adverse changes in government regulation and place us at a disadvantage compared with competitors with less debt.
Any of these consequences could have a material adverse effect on our business, financial condition and results of operations. If we do not comply with our obligations under our debt instruments, we may be required to refinance all or part of our existing debt, borrow additional amounts or sell securities, which we may not be able to do on favorable terms or at all. In addition, increases in interest rates and changes in debt covenants may reduce the amounts that we can borrow, reduce our cash flows and increase the equity investment we may be required to make to complete construction of our LFG projects. These changes could cause some of our projects to become economically unattractive. Additionally, if we are unable to raise additional capital or generate sufficient operating cash flow to repay our indebtedness, we could be in default under our lending agreements and could be required to delay construction of new projects, reduce overhead costs, reduce the scope of our projects or abandon or sell some or all of our projects, all of which could have a material adverse effect on our business, financial condition and results of operations.
In connection with certain project development opportunities, we have utilized project-level financing in the past and may need to do so again in the future; however, we may unable to obtain such financing on commercially reasonable terms or at all. The agreements governing such financings typically contain financial and other restrictive covenants that limit a project subsidiary’s ability to make distributions to its parent or otherwise engage in activities that may be in its long-term best interests. Project-level financing agreements generally prohibit distributions from the project entities to us unless certain specific conditions are met, including the satisfaction of certain financial ratios or a facility achieving commercial operations. Our inability to comply with such covenants may prevent cash distributions by the particular project(s) to us and could result in an event of default which, if not cured or waived, may entitle the related lenders to demand repayment or enforce their security interests, which could result in a loss of project assets and/or otherwise have a material adverse effect on our business, results of operations and financial condition.
We and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our existing indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our Revolver, Term Loan and Assai Notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions of businesses, assets or biogas rights, fund development of projects in our backlog, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. In certain instances, additional waivers or subordination agreements are required for the incurrence of additional debt. In addition, as of December 31, 2021, we had $235.8 million of available borrowing capacity under the Revolver, which we may utilize in the future, thereby increasing our outstanding indebtedness. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.
Existing regulations and policies, and future changes to these regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of renewable energy, and may adversely affect the market for credits associated with the production of renewable energy.

The market for energy produced by renewable resources is influenced by U.S. federal, state and local government regulations and policies concerning such resources. These regulations and policies are continuously being modified, which could result in a significant future reduction in the potential demand for renewable energy, including Environmental Attributes and renewable energy project development and investments. Any new government regulations applicable to our renewable energy projects or markets for renewable energy may result in significant additional expenses or related development costs and, as a result, could cause a significant reduction in demand for our renewable energy. Failure to comply with such requirements could result in the disconnection and/or shutdown of the non-complying facility, our inability to sell RNG or renewable electricity from the non-complying facility, the default of any contracts that we have for the sales that were to be made from the non-complying facility, the imposition of liens, fines, refunds and interest, and/or civil or criminal liability.
The EPA annually sets proposed RVOs for D3 RINs in accordance with the mandates established by the Energy Independence and Security Act of 2007 (“EISA”). The EPA’s issuance of timely and sufficient annual RVOs to accommodate the RNG industry’s growing production levels is necessary to stabilize the RIN market. There can be no assurance that the EPA will timely set annual RVOs or that the RVOs will continue to increase or satisfy the growing RNG market. The EPA may set RVOs inaccurately or inconsistently under current law, and the manner in which the EPA sets RVOs may change under legislative or regulatory revisions. The current authorization for the EPA’s issuance of RVOs will expire beginning in 2023, and the EPA may issue RVOs under a modified system that has yet to be developed, which creates additional uncertainty as to RIN pricing. Uncertainty as to how the RFS program will continue to be administered and supported by the EPA under the current administration has created price volatility in the RIN market. While this volatility has resulted in significantly higher prices for RINs than in previous years, we cannot assure you that we will be able to monetize the RINs we generate at the same price levels as we have in the past, that production shortfalls will not impact our ability to monetize RINs at favorable current pricing, and that the rising price environment will continue. For example, in December 2021, the EPA proposed to modify the 2021 and 2022 volume targets for renewable fuels and, in light of the impacts of the COVID-19 pandemic, to retroactively reduce the targets for 2020. We cannot predict the impact of such modifications, but any reduction in RVOs may decrease demand for RINs and, thus, may adversely impact our financial condition or results of operations.
On the state level, the economics of RNG are enhanced by low-carbon fuel initiatives, particularly well-established programs in California and Oregon, a program in Washington expected to begin in 2023 or 2024, and several other states also actively considering LCFS initiatives similar to those in California and Oregon. LCFS regulations are aimed at reducing CI of transportation fuel sold and purchased in the applicable state. A CI score is calculated as grams of CO2-equivalent per megajoule of energy of the fuel. The CI score is dependent upon a full lifecycle analysis that evaluates the GHG emissions associated with producing, transporting, and consuming the fuel. LCFS credits can be generated in three ways: (i) fuel pathway crediting that provides low carbon fuels used in California transportation; (ii) project-based crediting that reduces GHG emissions in the petroleum supply chain; and (iii) zero emission vehicle crediting that supports the buildout of infrastructure. Credits are awarded to RNG projects based on each project’s CI score relative to the targeted CI score for both gasoline and diesel fuels. The number of monetizable LCFS credits per unit of fuel increases with a lower CI score. We cannot assure you that we will be able to maintain or reduce our CI score to monetize LCFS credits at favorable current pricing. Moreover, the inability to sell LCFS credits could adversely affect our business. As with the market for transportation fuels, the regulatory environment for electric generation has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission assets. These changes are ongoing and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business. Our ability to generate revenue from sales of Environmental Attributes depends on our strict compliance with these federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited or lost entirely, and we could also be subject to fines or other sanctions. Moreover, the inability to sell Environmental Attributes could adversely affect our business.
All of our current electric generating facilities are QFs. We are permitted by FERC to make wholesale sales (that is, sales for resale) of electricity from a QF with a net generating capacity that does not exceed 20 MW without obtaining MBR authority or any other approval from FERC. A QF typically may not use any fuel other than a FERC-approved alternative fuel, but for limited use of commercial-grade fuel for certain specified start-up, emergency and reliability purposes. We are required to document the QF status of each of our facilities in applications or self-certifications filed with FERC, which typically requires disclosure of upstream facility ownership, fuel and size characteristics, power sales, interconnection matters, and related technical disclosures.
Eligibility for MBR authority is predicated on a variety of factors, primarily including the overall market power that the power seller — together with all of its FERC-defined “affiliates” — has in the relevant market. FERC defines affiliates as entities with a common parent that owns, directly or indirectly, 10 percent or more of the voting securities in the two entities. Accordingly, our eligibility and the eligibility of our affiliates to obtain and maintain MBR authority requires an evaluation of the energy assets owned directly or indirectly by us and each of our affiliates, satisfying market-power limitations established by FERC. Certain QFs that we own, and one of our other subsidiaries, hold MBR authority. We may not be able to sell any interest in any of these businesses or facilities absent a prior FERC application and approval process. This may make it more difficult and time-consuming for us to liquidate some of our interests, which could affect our ability to raise cash from our current project portfolio.
The FERC’s orders that grant such wholesale sellers MBR authority reserve the right to revoke or revise that authority if the FERC subsequently determines that the seller can exercise market power in transmission or generation, create barriers to entry, or engage in abusive affiliate transactions. In addition, public utilities are subject to FERC reporting requirements that impose administrative burdens and that, if violated, can expose the company to criminal and civil penalties or other risks.
Our market-based sales are subject to certain market behavior rules established by FERC, and if any of our generating companies are deemed to have violated those rules, we will be subject to potential disgorgement of profits associated with the violation, penalties, refunds of unlawfully collected amounts with interest, suspension or revocation of MBR authority. If such generating companies were to lose their MBR authority, they would be required to obtain the FERC’s acceptance of a cost-of-service rate schedule and could become subject to the significant accounting, record-keeping, and reporting requirements that are typically imposed on vertically-integrated utilities with cost-based rate schedules. This could have a material adverse effect on the rates we are able to charge for Power from our facilities.
ISOs and RTOs determine market design, market rules, tariffs, cost allocations and bidding rules for the regional power markets that they operate, and our projects that sell electricity into such markets are subject to these frequently changing regulatory regimes that vary across jurisdictions.
The wholesale sales of electricity that are made by our QFs and other affiliates with MBR authority are subject to FERC regulation. Retail power sales (i.e., sales of electricity to direct end-users) are subject to state utility laws and state utility commission regulations that differ greatly from state to state.
With the exception of the ERCOT, each of the ISOs and RTOs (in New England, New York, the Mid-Atlantic region, the Midwest, the Southwest and California) operate wholesale power markets pursuant to rules set forth in tariffs that must be filed with and accepted by FERC. We currently do not own any QFs within the ERCOT region of Texas. The tariffs adopted by these ISOs and RTOs establish wholesale market rules, including with respect to market clearing practices, pricing rules, and eligibility requirements for market participation. We have no ability to control the price-setting, market-design and other activities and requirements of the ISOs and RTOs except through participation in stakeholder proceedings within such ISOs and RTOs and in proceedings before FERC relating to revisions of tariffs filed with, or rules established by FERC. The types of price limitations and other regulatory mechanisms that the ISOs and RTOs impose may have a material adverse effect on the profitability of our current owned Power projects or any Power projects we may acquire in the future that sell electricity into such markets. FERC regulations affecting wholesale power sales, and ISO and RTO rules, tariffs and practices are generally beyond our control, and can change frequently. If we enter a new jurisdiction, we will be subject to additional regulatory requirements with which we may not yet have direct experience. The lack of uniformity of regulatory and business practices, the possibility that requirements and practices will change, and the difficulties we may face in entering new markets with which we are unfamiliar could affect our financial performance in existing and new markets, which could affect our business and results of operations.
The financial performance of our business depends upon tax and other governmental incentives for renewable energy generation, any of which could change at any time and such changes may negatively impact our growth strategy.
Our financial performance and growth strategy depend in part on government policies that support renewable generation and enhance the economic viability of owning RNG or renewable electric assets. Renewable generation assets currently benefit from various federal, provincial, state and local governmental incentives such as investment tax credits, cash grants in lieu of investment tax credits, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. RNG specifically generates meaningful revenue through existing Environmental Attributes provided for under several different programs, most commonly, RFS, LCFS, and RPS.
Many states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. However, the regulations that govern the RPS programs, including pricing incentives for renewable energy, characterization of various energy sources as renewable, or reasonableness guidelines for pricing that increase valuation compared to conventional power (such as a projected value for carbon reduction or consideration of avoided integration costs), may change. Additionally, several jurisdictions are expected to reach their current RPS targets within the next several years. If the RPS requirements are not increased, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on our future growth prospects. Such material adverse effects may result from decreased revenues, reduced economic returns on certain project company investments, increased financing costs, and/or difficulty obtaining financing.
If we are unable to utilize various federal, state and local government incentives to acquire additional renewable assets in the future, or the terms of such incentives are revised in a manner that is less favorable to us, we may suffer a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.
We are subject to various complex and evolving U.S. federal, state and local and non-U.S. taxes. U.S. federal, state and local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations, the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock, and significant changes to certain renewable energy-related tax incentives. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.
We rely on interconnection and transmission facilities that we do not own or control and that are subject to transmission constraints within a number of our regions. If these facilities fail to provide us with adequate transmission capacity or have unplanned disruptions, we may be restricted in our ability to deliver electric power and RNG to our customers and we may either incur additional costs or forego revenues.
We depend on electric interconnection and transmission facilities and gas pipelines owned and operated by others to deliver the energy we generate at our projects to our customers. Some of our electric generating projects may need to hold electric transmission rights in order to sell power to purchasers that do not have their own direct access to our generators. Our access to electric interconnection and transmission rights is subject to tariffs developed by transmission owners, ISOs and RTOs, which have been filed with and accepted by FERC. These tariffs establish the price for transmission service, and the terms under which transmission service is rendered. Under FERC’s open access transmission rules, tariffs developed and implemented by transmission owners, ISOs and RTOs must establish terms and conditions for obtaining interconnection and transmission services that are not unduly discriminatory or preferential. However, as a generator and seller of power, we do not have any automatic right, in any geographic market, to firm, long-term, grid-wide transmission service without first requesting such service, funding the construction of any upgrades necessary to provide such service, and paying a transmission service rate. Physical constraints on the transmission system could limit the ability of our electric generating projects to dispatch their power output and receive revenue from power sales.
A failure or delay in the operation or development of these distribution channels or a significant increase in the costs charged by their owners and operators could result in the loss of revenues. Such failures or delays could limit the amount of energy our operating facilities deliver or delay the completion of our construction projects, which may also result in adverse consequences under our gas rights agreements and off-take agreements. Additionally, such failures, delays or increased costs could have a material adverse effect on our business, financial condition and results of operations. If a region’s energy transmission infrastructure is inadequate, our recovery of wholesale costs and profits may be limited. In addition, except for transmission projects that have been identified by ISOs and RTOs in publicly-available studies, or in response to requests for interconnection or transmission service, we cannot predict whether or when transmission facilities will be expanded in specific markets to accommodate requests for interconnection or transmission service within those markets. As a general rule, the transmitting utilities to which our electric generating projects are interconnected are entitled to recover from us all of the direct and indirect costs that our electric facilities may create. As a result, we are responsible for building and funding interconnection and related transmission network upgrade facilities to accommodate requests for interconnection and transmission services. Our development and acquisition of new electric generating projects is affected by these costs.
Operation of LFG facilities involves significant risks and hazards customary to the energy industry. We may not have adequate insurance to cover these risks and hazards, or other risks that are beyond our control.
Energy generation involves hazardous activities, including acquiring and transporting fuel, operating large pieces of rotating equipment, maintenance and operation of landfill site gas collection systems, and delivering our RNG and renewable electricity to interconnection and transmission systems, including gas pipelines that we own and operate. Hazards such as fire, explosion, structural collapse and machinery failure are inherent risks in our operations. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment. The occurrence of any one of these events may result in curtailment of our operations or liability to third parties for damages, environmental cleanup costs, personal injury, property damage and fines and/or penalties, any of which could be substantial. For example, an engine fire at Aria's Chautauqua project, which was divested prior to the Business Combinations, resulted in damage to the facility that resulted in damage to engines that required repair.
Our facilities or those that we otherwise acquire, construct or operate may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could result in full or partial disruption of the facilities’ ability to generate, transmit, transport or distribute electricity or RNG. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Hostile cyber intrusions, including those targeting information systems as well as electronic control systems used at the generating plants and for the related distribution systems, could severely disrupt business operations and result in loss of service to customers, as well as create significant expense to repair security breaches or system damage.
Furthermore, certain of our facilities are located in areas prone to tornadoes in Oklahoma, Tennessee, Indiana, and Kansas, and certain of our other projects and suppliers conduct their operations in other locations that are susceptible to natural disasters. The frequency of weather-related natural disasters may be increasing due to the effects of greenhouse gas emissions or related climate change effects. The occurrence of a natural disaster, such as tornados, earthquakes, droughts, floods, wildfires or localized extended outages of critical utilities or transportation systems, or any critical resource shortages, affecting us could cause a significant interruption in our business or damage or destroy our facilities.
We rely on warranties from vendors and obligate contractors to meet certain performance levels, but the proceeds of such warranties or performance guarantees may not cover our lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown or non-performance by contractors or vendors. We also maintain an amount of insurance protection that we consider adequate to protect against these and other risks but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Also, our insurance coverage is subject to deductibles, caps, exclusions and other limitations. A loss for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations or cash flows. Because of rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Our insurance policies are subject to annual review by our insurers and may not be renewed on similar or favorable terms or at all. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations, as well as those of our feedstock suppliers, are subject to numerous stringent environmental, health and safety laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to stringent and complex federal, state and local EHS laws and regulations, including those relating to the release, emission or discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and wastes, the health and safety of our employees and other persons, and the generation of Environmental Attributes.

These laws and regulations impose numerous obligations applicable to our operations, including the acquisition of permits before construction and operation of our projects; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of our activities on or near certain protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from the operation of our projects and the ownership of the applicable sites. In addition, construction and operating permits issued pursuant to environmental laws are necessary to operate our business. Such permits are obtained through applications that require considerable technical documentation and analysis, and sometimes require long time periods. Delays in obtaining or renewing such permits, or denial of such permits and renewals, are possible, and would have a negative effect on our financial performance and prospects for growth. These laws, regulations and permits can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. Our feedstock suppliers are also subject to various environmental regulations, which may require them to take actions that may, in certain situations, adversely impact our operations.
Numerous governmental entities have the power to enforce difficult and costly compliance measures or corrective actions pursuant to these laws and regulations and the permits issued under them. We may be required to make significant capital and operating expenditures on an ongoing basis, or to perform remedial or other corrective actions in connection with our projects, to comply with the requirements of these environmental laws and regulations or the terms or conditions of our permits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining or be unable to obtain required environmental regulatory permits or approvals, which may delay or interrupt our operations and limit our growth and revenue.
Our operations inherently risk incurring significant environmental costs and liabilities due to the need to manage waste from our processing facilities. Spills or other releases of regulated substances, including spills and releases that occur in the future, could expose us to material losses, expenditures and liabilities under applicable environmental laws, rules and regulations. Under certain of such laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination, regardless of whether we were responsible for the release or contamination and even if our operations met previous standards in the industry at the time they were conducted. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the EHS impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
Environmental laws and regulations have changed rapidly in recent years and generally have become more stringent over time, and we expect this trend to continue. The most material of these changes relate to the control of air emissions from the combustion equipment we use to generate electricity from LFG. Such equipment, including internal combustion engines, are subject to stringent federal and state permitting and air emissions requirements. California has taken an aggressive approach to setting standards for engine emissions, and standards have been discussed that would be too high for us to be able to operate our equipment in that state. If California were to enact such standards or other states were to follow its lead, we could face challenges in maintaining our operations in such jurisdictions.
Continued government and public emphasis on environmental issues can be expected to result in increased future investments in environmental controls at our plants. Present and future environmental laws and regulations, and interpretations of those laws and regulations, applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our results of operations and financial condition. In January 2021, the current administration signed multiple executive orders related to the climate and environment. These executive orders direct federal agencies to review and reverse more than one-hundred actions taken by the prior administration on the environment, and establish various other climate-related initiatives, including a goal of a 50% to 52% reduction in economy-wide net GHG emissions from 2005 levels by 2030. At this time, we cannot predict the outcome of any of these executive actions on our operations.
Our operations are subject to a series of risks related to climate change.
While renewable energy projects are typically seen as having a greater resilience against certain risks associated with climate change, our projects are still exposed to physical climate impacts. Climate change may increase the frequency or intensity of adverse weather conditions, such as tropical cyclones, wildfires, tornadoes, earthquakes, droughts, floods, or ice storms, which may result in damage to our assets or to assets required for electricity transmission, affect the availability of water for the production of hydrogen (to the extent we pursue such projects in the future), or otherwise adversely impact our operations.
Climate change may also have a long-term effect on certain meteorological or hydrological patterns, which may result in changes in extreme temperatures, which may adversely impact demand for our products or services, require us to incur additional costs, or otherwise adversely impact our business, financial condition, or results of operations.
Additionally, the combustion of RNG results in the production of GHG emissions. While the combustion of RNG displaces the use of natural gas from fossil sources and results in less CO2-equivalent emissions than allowing the produced methane from landfills and other sources of biogas to escape into the atmosphere, we may not be able to claim this reduction against our emissions for all of our projects. Therefore, our business may still result in significant GHG emissions, and we may be subject to regulatory requirements, reputational impacts, or other risks associated with such emissions. While we may consider programs, including but not limited to carbon capture and sequestration and generation of on-site power from solar, to reduce such emissions to improve our competitiveness or environmental profile, we cannot guarantee that we will implement all programs considered.
Increased attention to environmental, social, and governance (“ESG”) matters may adversely impact our business.
Increased attention to climate change, circular economy, and other ESG matters, as well as investor and societal expectations regarding voluntary ESG disclosures and consumer expectations regarding sustainability may result in increased costs, reduced demand for our products, or other adverse impacts on our business, results of operations, and financial condition. For example, RNG faces competition from several other low-carbon energy technologies, such as solar or wind energy production, among others. Regulatory bodies may adopt rules that substantially favor certain energy alternatives over others, which may not always include RNG. Additionally, energy generation from the combustion of RNG results in GHG emissions. As such, certain consumers may elect not to consider RNG for their renewable energy or other ESG goals.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and activism around our operations could lead to negative investor sentiment toward us and the RNG industry and to the diversion of investment capital to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding to us based on ESG concerns, which could adversely affect our operations, financial condition and access to capital for potential growth projects.
Liabilities and costs associated with hazardous materials and contamination and other environmental conditions may require us to conduct investigations or remediation at the properties underlying our projects, may adversely impact the value of our projects or the underlying properties and may expose us to liabilities to third parties.
We may incur liabilities for the investigation and cleanup of any environmental contamination at the properties underlying or adjacent to our projects, or at off-site locations where we arrange for the disposal of hazardous substances or wastes. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 and other federal, state and local laws, an owner or operator of a property may become liable for costs of investigation and remediation, and for damages to natural resources. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time when it occurred. In addition, liability under certain of these laws is joint and several, which means that we may be assigned liabilities for hazardous substance conditions that exceed our action contributions to the contamination conditions. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial investigation costs, remediation costs or other damages, thus harming our business, financial condition and results of operations, as a result of the presence or release of hazardous substances at locations where we operate or as a result of our own operations.

The presence of environmental contamination at a project may adversely affect an owner’s ability to sell such project or borrow funds using the project as collateral. To the extent that an owner of the real property underlying one of our projects becomes liable with respect to contamination at the real property, the ability of the owner to make payments to us may be adversely affected.
We may also face liabilities in cases of exposure to hazardous materials, and claims for such exposure can be brought by any third party, including workers, employees, contractors and the general public. Claims can be asserted by such persons relating to personal injury or property damage, and resolving such claims can be expensive and time consuming, even if there is little or no basis for the claim.
We have significant customer concentration, with a limited number of purchasers accounting for a substantial portion of our revenues.
Because our projects depend on sales of RNG, electricity, and Environmental Attributes to certain key purchasers, our projects are highly dependent upon these power purchasers fulfilling their contractual obligations under their respective PPAs or GSAs. Our projects’ purchasers may not comply with their contractual payment obligations or may become subject to insolvency or liquidation proceedings during the term of the relevant contracts and, in such event, we may not be able to find another purchaser on similar or favorable terms or at all. In addition, we are exposed to the creditworthiness of our purchasers and there is no guarantee that any purchaser will maintain its credit rating, if any. To the extent that any of our projects’ customers are, or are controlled by, governmental entities, such purchasers and our projects may be subject to legislative or other political action that may impair contractual performance. Failure by any key purchaser to meet its contractual commitments or the insolvency or liquidation of one or more of our purchasers could have a material adverse effect on our business, financial condition and results of operations. No single customer accounted for more than 10% of the Company's revenues and other income in 2021 and 2020.
The demand for RNG, Environmental Attributes and renewable electricity depends in part on mandates instituted voluntarily by our private-sector purchasers, which may change in the future in ways that negatively affect our business.
Various utilities and other purchasers of RNG and renewable electricity are required by law and regulatory mandate to include renewable energy in their systems or to reduce GHG emissions over time, driving demand for RNG and renewable electricity. In addition, some of our private-sector purchasers have voluntarily instituted renewable energy mandates or emissions targets that drive their demand for RNG. If current and potential purchasers of our RNG and renewable electricity are forced to adopt new policies or procedures, or voluntarily adopt new or modified policies, related to renewable energy procurement, we may not be able to renegotiate, renew or replace our off-take agreements with pricing at historical levels or at all, which would adversely affect our results of operations.
A failure of our information technology (“IT”) and data security infrastructure could adversely affect our business and operations.
We rely upon the capacity, reliability and security of our IT and data security infrastructure and our ability to expand and continually update this infrastructure in response to the changing needs of our business and cyber-security threat landscape. If we experience a problem with the functioning of an important IT system or a cyber-attack, security breach or unauthorized access to our IT systems, including during the implementation of IT system upgrades, enhancements or modifications, the resulting disruptions could adversely affect our business. As technologies evolve and cyber-attacks become increasingly sophisticated, we may also incur significant costs to modify, upgrade or enhance our security measures to protect against such cyber-attacks, and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. Moreover, we may not be able to anticipate, detect or prevent cyber-attacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is launched, and because attackers are increasingly using technologies specifically designed to circumvent cyber-security measures and avoid detection.
We and some of our third-party vendors receive and store personal information in connection with our human resources operations and other aspects of our business. Despite the implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damage and interruption from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware and denial of service attacks), and other similar disruptions generally beyond our control. Such cyber-attacks or security breaches may be perpetrated by bad actors internally or externally (including computer hackers, persons involved with organized crime, terrorists attacks, or foreign state or foreign state-supported actors). Additionally, the implementation of social distancing measures and other limitations on our employees, service providers and other third parties in response to the COVID-19 pandemic have necessitated in certain cases to switching to remote work arrangements on less secure systems and environments. The increase in companies and individuals working remotely has increased the risk of cyber-attacks and potential cyber-security incidents, both deliberate attacks and unintentional events. Any system failure, unauthorized access or security breach, both intentional or accidental, could result in material disruptions to our operations. A material network breach of our IT systems could also include theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information. To the extent that any disruptions or security breaches result in a loss or damage to our data, or an inappropriate disclosure of our confidential, proprietary or customer information, it could cause significant damage to our reputation and our relationships with our customers and strategic partners which could impact our ability to secure new gas rights agreements and build projects at favorable costs, lead to claims against us from governmental authorities and private plaintiffs, and ultimately harm our business.
We are subject to laws, rules, regulations and policies regarding data privacy and security, and may be subject to additional related laws and regulations in jurisdictions in which we operate or expand. Many of these laws and regulations are subject to change and reinterpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
We are subject to a variety of federal, state and local laws, directives, rules and policies relating to privacy and the collection, protection, use, retention, security, disclosure, transfer and other processing of personal data and other data. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. It is possible that these types of inquiries regarding cybersecurity breaches increase in frequency and scope. In addition, new laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal information and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. These laws also are not uniform, as certain laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information, and such laws may differ from each other, which may complicate compliance efforts. Compliance in the event of a widespread data breach may be costly. Any failure or perceived failure by us or our third-party service providers to comply with any applicable federal, state or similar foreign laws, rules, regulations, industry standards, policies, certifications or orders relating to data privacy and security, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal data or other customer data, could result in significant awards, fines, civil and/or criminal penalties or judgments, proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions and negative publicity and reputational harm, one or all of which could have an adverse effect on our reputation, business, financial condition and results of operations.
Failure of third parties to manufacture quality products or provide reliable services in a timely manner could cause delays in developing, constructing, and operating our projects, which could damage our reputation, adversely affect our partner relationships or adversely affect our growth.
Our success depends on our ability to develop, construct, and operate projects in a timely manner, which depends in part on the ability of third parties to provide us with timely and reliable products and services. In developing, constructing, and operating our projects, we rely on products meeting our design specifications and components manufactured and supplied by third parties, and on services performed by subcontractors. We also rely on subcontractors to perform substantially all of the construction and installation work related to our projects, and we often need to engage subcontractors with whom we have no experience.

If any of our subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed. In addition, if we are unable to avail ourselves of warranties and other contractual protections with providers of products and services, we may incur liability to our customers or additional costs related to the affected products and services, which could adversely affect our business, financial condition and results of operations. Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services could adversely affect the quality and performance of our projects and require considerable expense to find replacement products and to maintain and repair our projects. This could cause us to experience interruption in our production and distribution of renewable energy and generation of related Environmental Attributes, difficulty retaining current relationships and attracting new relationships, or harm our brand, reputation or growth.
Maintenance, expansion and refurbishment of LFG facilities involve significant risks that could result in unplanned outages or reduced output.
Our facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities’ generating capacity below expected levels and reduce our revenue and cash flows. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may also reduce profitability. If we make any major modifications to our facilities, such modifications could likely result in substantial additional capital expenditures. We may also choose to repower, refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. Such facilities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs, timing, available financing and future RNG and renewable electricity prices. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to risks associated with litigation or administrative proceedings that could materially impact our operations, including potential future proceedings related to projects we subsequently acquire.
We are subject to risks and costs, including potential negative publicity, associated with lawsuits, in particular, with respect to environmental claims and lawsuits or claims contesting the construction or operation of our projects. The result of and costs associated with defending any such lawsuit, regardless of the merits and eventual outcome, may be material and could have a material adverse effect on our operations. In the future, we may be involved in legal proceedings, disputes, administrative proceedings, claims and other litigation that arise in the ordinary course of business related to a project that we subsequently acquire. For example, individuals and interest groups may sue to challenge the issuance of a permit for a project or seek to enjoin construction or operation of a project. We may also become subject to claims from individuals who live in the proximity of our projects based on alleged negative health effects related to our operations. In addition, we have been and may subsequently become subject to legal proceedings or claims contesting the construction or operation of our projects.
Additionally, holders of purported intellectual property rights relating to our biogas development or treatment business or projects or any other technology relevant to our business may also initiate legal proceedings alleging infringement or misappropriation of such rights by us or our employees, either with respect to our own intellectual property or intellectual property that we license from third parties. For example, an industry participant previously brought a lawsuit against Archaea and two of its engineering employees in the Court of Chancery of the State of Delaware alleging, among other things, that the two employees (who are former employees of the industry participant) misappropriated trade secrets concerning strategy, financial data, highly technical equipment and product design and performance, product and project troubleshooting, competitive advantages, competitive disadvantages and future plans for development for the benefit of Archaea. The parties involved have settled this lawsuit on terms that are confidential, and this lawsuit has been dismissed with prejudice.
Any such legal proceedings or disputes could delay our ability to complete construction of a project in a timely manner or at all, or materially increase the costs associated with commencing or continuing commercial operations at a project. Settlement of claims and unfavorable outcomes or developments relating to these proceedings or disputes, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our business, financial condition and results of operations.

We may use hedging arrangements to mitigate certain risks, but the use of such derivative instruments could have a material adverse effect on our results of operations.
We are likely to use interest rate swaps to manage interest rate risk. In addition, we may use forward energy sales and other types of hedging contracts, including foreign currency hedges. If we elect to enter into such hedges, we may recognize financial losses on these arrangements as a result of volatility in the market values of the underlying asset or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under a contract, it could harm our business, financial condition, results of operations and cash flows.
Fluctuations in foreign currency exchange rates can impact our results.
In the future, a portion of our revenues may be generated outside of the United States and denominated in foreign currencies, including Canadian dollars. Changes in exchange rates between the currencies in which we generate revenues and the US dollar may adversely affect our operating results.
The concentration in revenues from and the geographic concentration of our projects expose us to greater risks of production interruptions from severe weather or other interruptions of production or transmission.
A substantial portion of our revenues are generated from project sites in New York and Pennsylvania. A lengthy interruption of production or transmission of renewable energy from one or more of these projects, as a result of a severe weather event, failure or degradation of our or a landfill operator’s equipment or interconnection transmission problems could have a disproportionate effect on our revenues and cash flow as further described below. Regional events, such as gas transmission interruptions, regional availability of replacement parts and service in the event of equipment failures and severe weather events in either of those geographic regions could adversely affect our RNG and renewable electricity production and transmission more than if our projects were more geographically diversified.
Our PPAs, fuel-supply agreements, RNG off-take agreements and other agreements contain complex price adjustments, calculations and other terms based on gas price indices and other metrics, the interpretation of which could result in disputes with counterparties that could affect our results of operations and customer relationships.
Certain of our PPAs, fuel supply agreements, RNG off-take agreements and other agreements require us to make payments or adjust prices to counterparties based on past or current changes in gas price indices, project productivity, or other metrics and involve complex calculations. Moreover, the underlying indices governing payments under these agreements are subject to change and may be discontinued or replaced. The interpretation of these price adjustments and calculations and the potential discontinuation or replacement of relevant indices or metrics could result in disputes with the counterparties with respect to these agreements. Any such disputes could adversely affect project revenues, expense margins, customer or supplier relationships, or lead to costly litigation, the outcome of which we would be unable to predict.
We have a history of accounting losses and may incur additional losses in the future.
The Company incurred a net loss attributable to Class A Common Stock of $5.2 million for the year ended December 31, 2021, and Legacy Archaea has incurred net losses since its formation in November 2018, including a net loss of $2.5 million for the year ended December 31, 2020. Aria, predecessor, also incurred net losses in recent historical periods, including a net loss of $30.0 million for the year ended December 31, 2020. We may incur losses in future periods, and we may never sustain profitability, either of which would adversely affect our business, prospects and financial condition and may cause the price of our common stock to fall. Furthermore, historical losses may not be indicative of future losses due to the unpredictability of the COVID-19 pandemic and other risks inherent in our operations, and our future losses may be greater than our past losses. In addition, to try to achieve or sustain profitability, we may choose or be forced to take actions that result in material costs or material asset or goodwill impairments. We review our assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, and we perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances, in each case in accordance with applicable accounting guidance and as described in the financial statements and related notes included in this report. Changes to the use of our assets, divestitures, changes to the structure of our business, significant negative industry or economic trends, disruptions to our operations, inability to effectively integrate any acquired businesses, further market capitalization declines, or other similar actions or conditions could result in additional asset impairment or goodwill impairment charges or other adverse consequences, any of which could have material negative effects on our financial condition, our results of operations and the trading price of our common stock.
Loss of our key management could adversely affect performance and the value of our common shares.
We are dependent on the efforts of our key management. Although we believe qualified replacements could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our common shares.
We have identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
Following the issuance of the SEC Staff Statement on April 12, 2021 (the “SEC Statement”), after consultation with our management, our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued (i) audited balance sheet dated as of October 26, 2020 which was related to our initial public offering and (ii) audited financial statements as of December 31, 2020 and for the period from September 1, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2021 (collectively, the “Affected Periods Amendment No. 1”).
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
As described in the Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on May 13, 2021 (“Amendment No. 1”), we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in October 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A Common Stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods Amendment No. 1. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see Part II, Item 9A. “Controls and Procedures” included in this Annual Report on Form 10-K.
As described in the Amendment No. 2 to our Annual Report on Form 10-K, filed with the SEC on December 28, 2021 (“Amendment No. 2”), we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with the financial statements included in Amendment No. 2, the Company revised this interpretation to include temporary equity in net tangible assets.
As described in Amendment No. 1 to our Quarterly Report on Form 10-Q as of and for the period ended September 30, 2021, filed with the SEC on December 29, 2021, we identified an accounting error related to a duplicate entry recorded for the reverse capitalization in connection with the Business Combinations that resulted in an understatement of accounts payable – trade and general and administrative expenses of $2.8 million in our successor financial statements. After re-evaluation, our management concluded that in light of this accounting error, a material weakness existed in our internal control over financial reporting during the nine-month period ended September 30, 2021 and that our internal control over financial reporting was not effective as of September 30, 2021. We are remediating this material weakness by enhancing training of our staff, following stricter journal entry approval workflows and requiring certain account reconciliations to be completed and approved prior to the issuance of financial statements. In addition, we will improve our analytical review procedures and perform such procedures and related variance explanations at a more detailed level.
As described in Part II, Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A Common Stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, this could result in a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. “Controls and Procedures.”
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
Risks Related to our Class A Common Stock
Archaea is a holding company and its organizational structure is what is commonly referred to as an umbrella partnership C corporation (or “up-C”) structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and Archaea’s sole material asset is its equity interest in Opco and it is accordingly dependent upon distributions from Opco to pay taxes, and cover its corporate and other overhead expenses.
Archaea is a holding company and has no material assets other than its equity interest in Opco. Please see “Item 1—Business—Overview.” Archaea has no independent means of generating revenue. To the extent Opco has available cash, Opco is required to make (i) pro rata distributions to all its unitholders, including to Archaea, in an amount sufficient to allow Archaea to satisfy its actual tax liabilities and (ii) non pro rata payments to Archaea in an amount sufficient to cover its corporate and other overhead expenses. Funds used by Opco to satisfy its distribution obligations will not be available for reinvestment in our business. Further, Archaea's ability to make distributions may be limited to the extent Opco and its subsidiaries are limited in their ability to make these and other distributions to Archaea, including due to the restrictions under the Company’s financing arrangements. To the extent that Archaea needs funds and Opco or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition. If Opco does not distribute sufficient funds to Archaea to pay its taxes or other liabilities, Archaea may default on contractual obligations or have to borrow additional funds. In the event that Archaea is required to borrow additional funds, it could adversely affect its liquidity and subject Archaea to additional restrictions imposed by lenders.
Archaea anticipates that the distributions received from Opco may, in certain periods, exceed its actual tax liabilities and other financial obligations. The Board of Directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated. Archaea will have no obligation to distribute such cash (or other available cash other than any declared dividend) to its stockholders.
In addition, the up-C structure confers certain benefits upon the members of Opco that will not benefit the holders of Class A Common Stock to the same extent as it will benefit the Opco members. If Opco makes distributions to Archaea, the Opco members will be entitled to receive equivalent distributions from Opco on a pro rata basis. However, because Archaea must pay taxes, amounts ultimately distributed as dividends, if any in the future, to holders of Class A Common Stock are expected to be less on a per share basis than the amounts distributed by Opco to its members on a per unit basis. This and other aspects of the up-C structure may adversely impact the future trading market for the Class A Common Stock.

Future sales of equity, or the perception of future sales of equity, by the Company or its stockholders in the public market could cause the market price for the Class A Common Stock to decline.
The sale of shares of Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.
Pursuant to the redemption right, holders of Class A Opco Units (other than Archaea), subject to certain limitations, may redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and may sell any of such shares of Class A Common Stock.
Pursuant to the terms of the Stockholders Agreement, dated as of September 15, 2021, by and among RAC, Opco, Archaea Borrower, the Sponsor and certain stockholders of the Company (the “Stockholders Agreement”), the Aria Holders were subject to a 180-day lock-up period on transferring their equity interests in RAC, while the Legacy Archaea Holders are subject to a lock-up period ranging from one to two years following the Closing. Additional data and discussion are provided in “Note 4 - Business Combinations and Reverse Recapitalization” of this Annual Report on Form 10-K. The lock-up restrictions applicable to the Aria Holders were subject to early expiration based on the per share trading price of Class A Common Stock as set forth in the Stockholders Agreement, and early expiration of the Aria Holders lock-up period concluded in November 2021. In the case of the Class B Common Stock and related Class A Opco Units held by RAC's former officers and directors and their affiliates, these shares were also subject to a lock-up period that expired in March 2022 as a result of the closing price of the Common Stock equaling or exceeding $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for 20 trading days within any 30 trading day period following the 150th day following the Closing Date.

Upon the expiration or waiver of the lock-ups described above, shares held by such persons will be eligible for resale. In addition, such persons have the right, subject to certain conditions, to require the Company to register the sale of their shares of Class A Common Stock under the Securities Act, which registration statement was declared effective in October 2021. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of Class A Common Stock to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 31, 2021, we have various operating leases for our corporate headquarters, other office space, warehouse, and facilities for periods ranging from one to eleven years.
As of December 31, 2021, we own, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing facilities across 18 states, including 11 operated facilities that produce pipeline-quality RNG and 18 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational. See “Item 1. Business—Our Production Facilities and Projects” for further descriptions of our production facilities and projects, which information is incorporated into this item by reference.
ITEM 3.  LEGAL PROCEEDINGS
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Archaea’s Class A Common Stock is currently traded on the NYSE under the ticker symbol “LFG”.
Holders
As of March 4, 2022, there were 115 holders of record of Archaea’s Class A Common Stock, and 20 holders of record of Archaea’s Class B Common Stock, par value $0.0001 per share.
Dividends
Our Board of Directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business, and therefore does not intend to pay cash dividends on our common stock in the near term.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
In November and December 2021, under the Share Repurchase Agreement entered into by the Company and Aria Renewable Energy Systems LLC, dated November 3, 2021, the Company repurchased a total of 6,101,449 shares of Class A Common Stock from Aria Renewable Energy Systems LLC at a pre-negotiated price of $17.65 per share. The repurchases were funded utilizing proceeds from the exercise of the Public Warrants and Forward Purchase Warrants.
Comparative Stock Performance
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, we are not required to provide the information required by Item 201(e) of Regulation S-K.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report.
Overview
Archaea is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. As of December 31, 2021, the Company owns, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing projects across 18 states, including 11 operated projects that produce pipeline-quality RNG and 18 LFG to renewable electricity projects. See “ – Our Production Facilities and Projects” for additional detail.
Archaea designs, constructs, and operates RNG facilities. We have entered into long-term agreements with biogas site hosts which give us the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity. As of December 31, 2021, Archaea's development backlog includes 35 cumulative projects, including planned upgrades of certain operating RNG facilities over time, opportunities to convert most of our renewable electricity facilities into RNG facilities, and greenfield RNG development opportunities.
Our differentiated commercial strategy is focused on selling the majority of our RNG volumes under long-term, fixed-price contracts to creditworthy partners, including utilities, corporations, and universities, helping these entities reduce greenhouse gas emissions and achieve decarbonization goals while utilizing their existing gas infrastructure. We seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility by selling a majority of our RNG and related Environmental Attributes under long-term contracts which are designed to provide revenue certainty.
Our RNG production started during 2021 as a result of the acquisition of Aria in connection to the Business Combinations and the commencement of operations in April 2021 at the Boyd County facility. We have long-term off-take contracts with creditworthy counterparties for the sale of RNG and related Environmental Attributes. Certain long-term off-take contracts are accounted for as operating leases and have no minimum lease payments. The rental income under these leases is recorded as revenue when the RNG is delivered to the customer. RNG not covered by off-take contracts is sold under short-term market based contracts. When the performance obligation is satisfied through the delivery of RNG to the customer, revenue is recognized. We usually receive payments from the sale of RNG production within one month after delivery.

We also earn revenue by selling RINs, which are generated when producing and selling RNG. These RINs are able to be separated and sold independent from the RNG produced. When the RNG and RIN are sold on a bundled basis under the same contract, revenue is recognized when the RNG is produced and the RNG and associated RIN are transferred to a third party. The remaining RIN sales were under short-term contracts independent from RNG sales, and revenue is recognized when the RIN is transferred to a third party. We also generate and sell LCFS credits at some of our RNG projects through off-take contracts similar to RINs. LCFS is state level program administered by the CARB. LCFS credits are generated as the RNG is sold as vehicle fuel in California.

There is a general lag in the generation and sale of RIN and LCFS credits subsequent to a facility being placed into operation. While each new facility is eligible to register under the federal Renewable Fuel Standard (“RFS”) upon initial production and pipeline injection, Archaea has external parties certify its plants under EPA’s voluntary Quality Assurance Plan (“QAP”) in order to maximize the value of its D3 RINs. The initial QAP review generally requires evaluation of up to 90 days of operational data prior to achieving Q-RIN status. Once registration is obtained from the EPA and Q-RIN status achieved, Archaea can generate RINs. RINs are generated monthly for the previous month of production, after which the RINs may be sold. Quarterly and annual reports are required to maintain RFS registration and Q-RIN status for each facility.

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
The Business Combinations and Related Transactions
On April 7, 2021, RAC entered into the Business Combination Agreements. On the Closing Date, RAC completed the Business Combinations to acquire Legacy Archaea and Aria. Following the Business Combinations closing, RAC changed its name from “Rice Acquisition Corp.” to “Archaea Energy Inc.,” also referred to herein as the “Company.” Rice Acquisitions Holdings LLC was renamed “LFG Acquisition Holdings LLC,” also referred to herein as “Opco.” In connection with the Business Combinations closing, the Company completed a private placement of 29,166,667 shares of Class A Common Stock and 250,000 warrants (each warrant exercisable for one share of Class A Common Stock at a price of $11.50) for gross proceeds of $300 million.
The Company and Opco issued 33.4 million Class A Opco Units and 33.4 million shares of Class B Common Stock on the Closing Date to Legacy Archaea Holders to acquire Legacy Archaea. Aria was acquired for total initial consideration of $863.1 million, subject to certain future adjustments set forth in the Aria Merger Agreement. The Aria Closing Merger Consideration consisted of cash consideration of $377.1 million paid to Aria Holders and equity consideration in the form of 23.0 million newly issued Class A Opco Units and 23.0 million newly issued shares of the Company’s Class B Common Stock, par value $0.0001 per share, and $91.1 million for repayment of Aria debt.
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and the Company’s only assets are its equity interests in Opco.
The up-C structure allows the Legacy Archaea Holders, the Aria Holders, and the Sponsor to retain their equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Class A Opco Units, and provides potential future tax benefits for Archaea when those holders of Class A Opco Units ultimately exchange their Class A Opco Units and shares of the Company’s Class B Common Stock for shares of Class A Common Stock in the Company. Opco is considered a VIE for accounting purposes, and the Company, as the sole managing member of Opco, is considered the primary beneficiary. As such, the Company consolidates Opco, and the unitholders that hold economic interests directly at Opco are presented as redeemable noncontrolling interests in the Company’s financial statements.
Holders of Class A Opco Units (other than Archaea) have a redemption right, subject to certain limitations, to redeem Class A Opco Units (and a corresponding number of shares of Class B Common Stock) for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash.
Predecessor and Successor Reporting
Legacy Archaea is considered the accounting acquirer of the Business Combinations for accounting purposes because Legacy Archaea Holders have the largest portion of the voting power of the combined company, Legacy Archaea’s executive management comprise the majority of the executive management of the combined company, and the Legacy Archaea Holders appointed the majority of board members exclusive of the independent board members. The Archaea Merger represents a reverse merger and is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Archaea Merger is treated as the equivalent of Legacy Archaea issuing shares for the net assets of RAC, accompanied by a recapitalization. The net assets of RAC are stated at historical cost. No goodwill or other intangible assets are recorded. Legacy Archaea is also considered the “Successor”. As such, the consolidated assets, liabilities and results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea, the accounting acquirer. The consolidated financial statements include the assets, liabilities and results of operations of the Company and its consolidated subsidiaries beginning on September 15, 2021, which includes approximately 3.5 months of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Closing Date through December 31, 2021.
The Aria Merger represents a business combination in which Aria was determined to be the acquiree, and Aria’s identifiable assets acquired and liabilities assumed are measured at their acquisition date fair value. Additionally, due to Aria’s historical operations compared to Legacy Archaea and the relative fair values, Aria was determined to be the “Predecessor”. As Predecessor, Aria’s historical financial statements have been included to enhance comparability for readers, and we have also included a discussion of the Aria’s operations, financial condition and changes in financial condition for the period January 1 to September 14, 2021 and the year ended December 31, 2020.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations will not be comparable to our Successor or our Predecessor’s historical results of operations for the reasons described below:
•The Company’s future results of operations and financial position may not be comparable to Legacy Archaea’s or Aria’s historical results as a result of the Business Combinations and the Company’s ongoing development activities. Our results prior to the closing of the Business Combinations on September 15, 2021 only include Legacy Archaea, the accounting acquirer, whereas our results beginning on September 15, 2021 include the combined operations of Legacy Archaea and Aria as managed by the Company. In addition, both Legacy Archaea and Aria have experienced significant growth and expansion over the last two years, and the Company expects to continue to grow significantly through organic growth projects and acquisitions.

•Legacy Archaea was formed in November of 2018 and did not have significant assets, liabilities or operations until its acquisition of BioFuels San Bernardino Biogas, LLC in September of 2019, to acquire the LFG rights agreements with two landfills located in San Bernardino County, California. Subsequent to this acquisition, Legacy Archaea purchased a 72.2% controlling interest in GCES, an original equipment manufacturer of air, water, and soil remediation pollution control systems, in February 2020, and after the Business Combinations, the Company acquired an additional 27.8% controlling interest to obtain 100% ownership of GCES. In November 2020, Legacy Archaea acquired all of the outstanding membership interests in the Boyd County LFG to RNG facility in Ashland, Kentucky. In April 2021, Legacy Archaea purchased 100% of the outstanding membership interests in PEI Power LLC (“PEI”), a biogas fuel combustion power generating facility in Archbald, PA.
•As a result of the Business Combinations, the Company has hired and will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company that Legacy Archaea did not historically incur for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
•There are differences in the way the Company will finance its operations as compared to the way our Successor or Predecessor financed its operations, which were primarily through equity and project debt financing. The Company received approximately $175 million in net proceeds from the Business Combinations, the PIPE Financing, and debt issuance after payment of the Aria Merger cash consideration and transaction expenses to fund the Company’s future growth projects. Upon consummation of the Business Combination, Archaea Borrower entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) which provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220.0 million. As of December 31, 2021, we had approximately $352.0 million of outstanding indebtedness, including $218.6 million of outstanding borrowings under the Term Loan and $133.4 million outstanding on our Assai Notes, and also had $235.8 million of available borrowing capacity and outstanding letters of credit of $14.2 million as of December 31, 2021 under the Revolver. The Company expects to fund our 2022 capital program through its project development activities with cash on hand from the proceeds of the Business Combinations and available funding under our credit facility as discussed below under “New Credit Facility.” Further, the Company may also determine to issue long-term debt securities to fund a portion of its capital program if market conditions allow. The Company cannot predict with certainty the timing, amount and terms of any future issuances of any such debt securities or whether they occur at all. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts.
•As a corporation, the Company is subject to U.S. federal income and applicable state taxes to the extent it generates positive taxable income. Legacy Archaea and Aria and their subsidiaries (with the exception of one partially-owned subsidiary which filed income tax returns as a C corporation) are and were generally not subject to U.S. federal income tax at an entity level. Accordingly, the consolidated and combined net income in Legacy Archaea and Aria’s historical financial statements for periods prior to the consummation of the Business Combinations does not reflect the full tax expense the Company would have incurred if it were subject to U.S. federal income tax at an entity level during such periods.
Other Significant Acquisitions
Boyd County Project
On November 10, 2020, Legacy Archaea acquired all the outstanding membership interests of a high-Btu facility in Ashland, Kentucky that had not previously been properly commissioned to process LFG to pipeline specification RNG. In April 2021, the facility commenced commercial operations.
Assai and PEI
On January 6, 2020, Legacy Archaea began the development of its Assai biogas project on the site of the Keystone Sanitary Landfill in Dunmore, Pennsylvania, in the Scranton metro area. Assai commenced commercial operations on December 30, 2021, with production expected to scale up over several months. Assai is the highest capacity operational RNG facility in the world.

On April 7, 2021, Legacy Archaea completed the acquisition of PEI. PEI’s assets include LFG rights, a pipeline, and a biogas fuel combustion power generating facility with a combined capacity of approximately 85 MW located in Archbald, Pennsylvania. We intend to transport LFG from the associated landfill at PEI to Assai in the future.
GCES
On January 14, 2020, Legacy Archaea purchased a controlling position of GCES. Historically located in Conroe, Texas, GCES is an original equipment manufacturer of air, water, and soil remediation pollution control systems. GCES manufactures equipment that will be used in the Company’s RNG projects in addition to selling equipment to third parties. As of December 31, 2021, the Company has obtained 100% ownership of GCES. In 2022, GCES will relocate its production facility to a new location within the Houston metroplex.
LFG to Electricity Facilities

On October 28, 2021, Archaea acquired all the outstanding membership interests in Frontier Operation Services, LLC and JL-E Financial Holdings, LLC, which own and operate four LFG to renewable electricity facilities located in Winterville, Georgia; Rochelle, Illinois; Graham, Washington; and Smithfield, North Carolina.
Our Production Facilities and Projects
Archaea has a broad base of operational production facilities and a robust backlog of RNG development opportunities. As of December 31, 2021, we own, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing facilities across 18 states, including 11 operated facilities that produce pipeline-quality RNG and 18 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational. Prior to the consummation of the Business Combinations, the RNG projects were included in Legacy Archaea’s or Aria’s RNG operating segment, and Power projects were included in Aria’s Power operating segment, except for the PEI project, which was included in Legacy Archaea’s Power operating segment. Over the next several years, we intend to convert certain current LFG to renewable electricity production facilities to RNG production facilities and upgrade certain existing RNG production facilities. These facilities have existing gas development agreements in place in addition to site leases, zoning, air permits, and much of the critical infrastructure that is needed to develop RNG projects. We also plan to develop and construct our portfolio of greenfield development opportunities, for which we also already have gas development agreements in place. Our development backlog as of December 31, 2021 includes 35 cumulative upgrade, conversion, and greenfield projects, and we are planning to secure additional RNG development opportunities through long-term agreements with biogas site hosts. Additional production facility and project data is provided in Item 1. Business of this Annual Report on Form 10-K.
Key Factors Affecting Operating Results
The Company’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges, including those discussed below and in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
The Company’s business strategy includes growth primarily through the upgrade and expansion of existing RNG production facilities, conversion of LFG to renewable electricity production facilities to RNG production facilities, development and construction of greenfield RNG development projects for which we already have gas development agreements in place, and the procurement of LFG rights to develop additional greenfield RNG projects. We are also evaluating other potential sources of biogas and exploring the development of wells for carbon sequestration, the use of on-site solar-generated electricity to meet energy needs for RNG production, and the use of RNG as a feedstock for low-carbon hydrogen.
Until commercial RNG operations commenced in the fiscal quarter ended June 30, 2021, Legacy Archaea’s revenues were derived primarily from the sale of customized pollution control systems to third-party customers. With the acquisition of Aria and as our RNG and other projects continue to become commercially operational, the Company expects that a majority of our revenues will be generated from the sale of RNG and renewable electricity, primarily under long-term off-take agreements, along with the Environmental Attributes that are derived from these products. Following the Business Combinations, until the Company can generate sufficient revenue from RNG, renewable electricity and Environmental Attributes, the Company is expected to primarily finance its project development activities with its existing cash and financing arrangements currently in place. See “Liquidity and Capital Resources - New Credit Facility,” for further discussion of our existing financing arrangements. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts.
Market Trends and Exposure to Market-Based Pricing Fluctuations
Future revenues will depend to a substantial degree upon the demand for RNG, renewable electricity and Environmental Attributes, all of which are affected by a number of factors outside our control. To manage exposure to market-based pricing fluctuations, the Company seeks to sell a majority of expected RNG production volumes under long-term off-take agreements with fixed pricing to counterparties with strong credit profiles. The credit profiles of the buyers of RNG are subject to change and are outside our control. Future expenses will depend to a substantial degree upon electricity prices and the costs of raw materials and labor. These costs, too, are subject to a number of factors outside our control.
Regulatory Landscape
We operate in an industry that is subject to and currently benefits from environmental regulations. Government policies can increase the demand for our products by providing market participants with incentives to purchase RNG, renewable electricity and Environmental Attributes. These government policies are continuously being modified, and adverse changes in such policies could have the effect of reducing the demand for our products. For more information, see our risk factor titled “Existing regulations and policies, and future changes to these regulations and policies, may present technical, regulatory and economic barriers to the generation, purchase and use of renewable energy, and may adversely affect the market for credits associated with the production of renewable energy.” Government regulations applicable to our renewable energy projects have generally become more stringent over time. Complying with any new government regulations may result in significant additional expenses or related development costs for us.
Seasonality
To some extent, we experience seasonality in our results of operations. Short-term sales of RNG may be impacted by higher consumption of vehicle fuels by some of our customers in the summer months, when buses and other fleet vehicles use more fuel to power their air conditioning systems, which typically translates to an increased volume of fuel delivered in the summer months. In addition, natural gas commodity prices tend to be higher in the fall and winter months, due to increased overall demand for natural gas for heating during these periods.
Revenues generated from our renewable electricity projects in the northeast U.S., all of which sell electricity at market prices, are affected by warmer and colder weather, and therefore a portion of our quarterly operating results and cash flows are affected by pricing changes due to regional temperatures. These seasonal variances are managed in part by certain off-take agreements at fixed prices.
Cold weather can cause our plants to experience freeze-offs and power outages, resulting in more downtime than under warm weather conditions. Shipping delays for replacement parts and construction materials may also be more frequent during the winter months leading to incremental downtime or construction delays. In addition, lower ambient temperatures result in lower biogas production from our anaerobic digesters and may result in changes to landfill gas composition during the winter months which have the potential to cause incremental downtime. Our energy production can also be affected during the summer months, as very warm temperatures can dry out a landfill if the landfill owner is unable to keep the landfill covered, which in turn reduces the LFG generated at the site.
Impacts of COVID-19
To date, the COVID-19 pandemic and preventative measures taken to contain or mitigate the pandemic have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruptions in the financial markets both globally and in the United States. In response to the COVID-19 pandemic and related mitigation measures, the Company began implementing changes in its business in March 2020 to protect its employees and customers, and to support appropriate health and safety protocols. These measures resulted in additional costs, which we expect will continue through 2022 as we continue to work to address employee safety. As of the date of this Annual Report, such business changes and additional costs have not been, individually or in the aggregate, material to us. We are considered an essential company under the U.S. Federal Cybersecurity and Infrastructure Security Agency guidance and the various state or local jurisdictions in which we operate.

Several vaccines have been authorized for use against COVID-19 in the United States and internationally. As a result of distribution of the vaccines, various federal, state and local governments have begun to ease the movement restrictions and public health initiatives while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. However, uncertainty continues to exist regarding the severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential mutations of COVID-19, and the effect of actions taken and that will be taken to contain COVID-19 or treat its effect, among others. As a result, we remain uncertain of the ultimate effect COVID-19 could have on our business and operations.
Results of Operations
Basis of Presentation
Our revenues are primarily generated from the production and sale of RNG and renewable electricity along with the Environmental Attributes. RNG and renewable electricity generate valuable Environmental Attributes that can be monetized under international, federal, and state initiatives. The Environmental Attributes that we derive and sell include RINs and state low-carbon fuel credits, which are generated from the conversion of biogas to RNG which is used as a transportation fuel, as well as from RECs generated from the conversion of biogas to renewable electricity. Our RINs, RECs, and LCFS are sold with the sale of RNG and renewable electricity or sold separately. In addition to revenues generated from our product sales, we also generate revenues by providing O&M services to certain of our JV production facilities and biogas site partners and by constructing and selling equipment through our GCES subsidiary.
The Company reports segment information in two segments: RNG and Power. Prior to the Business Combinations, the Company managed RNG as its primary business operations, which is to construct and develop biogas facilities on landfill sites for production of RNG. Our Power segment generates revenue by selling renewable electricity and associated Environmental Attributes. In addition, we hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, which owns and operates four separate RNG facilities included in the RNG segment, and the Sunshine electric project included in the Power segment. We expect our future growth to be driven primarily by additional projects within the RNG segment, and we expect to convert the majority of our LFG to renewable electricity projects to RNG projects over time.
Key Metrics
Management regularly reviews a number of operating metrics and financial measurements to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional GAAP performance and liquidity measures, such as revenue, cost of sales, net income and cash provided by operating activities, we also consider MMBtu and MWh sold and Adjusted EBITDA in evaluating our operating performance. Each of these metrics is discussed below.
Key Components of Results of Operations
As a result of the Business Combinations, prior year amounts are not comparable to current year amounts or expected future trends. The historical financial statements included herein are the financial statements of Legacy Archaea for the year ended December 31, 2020.
Revenue
The Company generates revenues from the production and sales of RNG, Power, and Environmental Attributes, as well as the performance of other landfill energy O&M services and the sale of customized pollution control equipment and associated maintenance agreement services. Whenever possible, we seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility. We seek to sell a significant portion of our RNG production volumes under long-term, fixed-price arrangements with creditworthy partners. We also sell a portion of our volumes under short-term agreements, and many of these volumes generate Environmental Attributes that we also monetize.
Until commercial RNG operations for Legacy Archaea commenced in the fiscal quarter ended June 30, 2021, revenues were historically comprised of sales of customized pollution control equipment and maintenance agreement services. Revenues in Legacy Archaea’s RNG segment commenced in the second quarter of 2021 with commercial operations at our Boyd County facility, and increased beginning in September 2021 due to the Business Combinations and the inclusion of Aria for approximately 3.5 months in the Company’s results for the year ended December 31, 2021. Revenues in our

Power segment commenced with the PEI acquisition in the second quarter of 2021, and increased beginning in September 2021 due to the Business Combinations and the inclusion of Aria effective September 15, 2021 in the Company’s results.
Cost of Sales
Cost of sales is comprised primarily of royalty payments to landfill owners as stipulated in our gas rights agreements and labor, parts and outside services required to operate and maintain equipment utilized in generating energy from our owned project facilities and from our landfill sources. Other costs directly related to the production of electricity and RNG are transportation costs associated with moving gas into pipelines, transmission costs of moving power between the ISOs, and electricity consumed in the process of gas production. Our payments to biogas site hosts are primarily in the form of royalties based on realized revenues or, in some select cases, based on production volumes.
Prior to the Business Combinations, cost of sales was historically comprised primarily of personnel compensation and benefits, insurance and raw materials, and parts and components for manufacturing equipment for sale.
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
Cost of sales also includes depreciation, amortization, and accretion expense on our power and gas processing plants, amortization of intangible assets relating to our gas and power rights agreements, and the accretion of our asset retirement obligations. Depreciation and amortization is recognized using the straight-line method over the underlying assets’ useful life. Accretion expense is recognized based on the effective yield method.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (including salaries, bonuses, benefits, and share-based compensation) for our executive, finance, human resource, marketing, IT and other administrative departments and fees for third-party professional services, including consulting, legal and accounting services. These expenses also include insurance, software, and other corporate related costs. No depreciation or amortization expenses are allocated to general and administrative expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
Equity Earnings
We hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, which owns and operates four separate RNG facilities, the Sunshine electric project, and Saturn Renewables, LLC, which owns gas rights at two landfills.
Successor Comparison of the Year Ended December 31, 2021 and 2020
The following discussion pertains to our results of operations, financial condition, and changes in financial condition of the Successor, which includes only Legacy Archaea for dates prior to September 15, 2021 and the operations of both Legacy Archaea and Aria from September 15, 2021 through December 31, 2021. Any increases or decreases “for the year ended December 31, 2021” refer to the comparison of the year ended December 31, 2021, to the year ended December 31, 2020.
In 2020, Legacy Archaea did not have operational assets and as such, the RNG and Power segments did not exist. As such, any segment comparison would not be informative and has not been included for comparison purposes.

Set forth below is a summary of volumes sold for the years ended December 31, 2021 and 2020:

	2021	2020
RNG sold (MMBtu)	1,482,124	—
Electricity sold (MWh)	309,083	—
Volumes increased in 2021 compared to 2020 due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets in April 2021, and the acquisition of Aria. The volumes sold table above excludes volumes sold by the Company's equity method investments.
Set forth below is a summary of selected financial information for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020	$ Change
Revenues and other income	$77,126	$6,523	$70,603
Costs of sales	62,513	4,889	57,624
Equity investment income (loss)	5,653	—	5,653
General and administrative expenses	43,827	4,371	39,456
Operating income (loss)	(23,561)	(2,737)	(20,824)
Other income (expense), net	(7,360)	501	(7,861)
Net income (loss)	$(30,921)	$(2,236)	$(28,685)
Revenues and Other Income
Revenues and other income were approximately $77.1 million for the year ended December 31, 2021, an increase of $70.6 million. The increased revenues are primarily attributable to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets, and the acquisition of Aria resulting in a $57.7 million increase, partially offset by a reduction of pollution control equipment sales.
Cost of Sales
Costs of sales increased by $57.6 million for the year ended December 31, 2021 primarily due to the commencement of commercial operations in April 2021 at our Boyd County facility, the purchase of the PEI power assets, and the acquisition of Aria resulting in a $38.5 million increase.
Equity Investment Income (Loss)
Equity investment income increased due to the acquisition of Aria resulting in ownership in Mavrix and Sunshine Canyon joint ventures.
General and Administrative Expenses
General and administrative expenses increased by $39.5 million for the year ended December 31, 2021 primarily due to merger related expenses related to additional legal costs, contractors and consultants, additional general and administrative staff as our business has expanded and we became a public company, and stock compensation expense.
Other Income (Expense)
Other expense increased by $7.9 million primarily due to the increase in interest expense of $4.8 million and the increase in fair value of the warrant liabilities from the date of the Business Combinations through either the date of exercise, if applicable, or December 31, 2021 for the remaining Private Placement Warrants resulting in a loss of $3.0 million.
Adjusted EBITDA
Adjusted EBITDA is calculated by taking net income (loss) before taxes, interest expense, and depreciation, amortization and accretion, and adjusting for the effects of certain non-cash items, other non-operating income or expense items, and other items not otherwise predictive or indicative of ongoing operating performance, including net derivatives activity, non-cash share-based compensation expense, and non-recurring costs related to our Business Combinations. We believe the exclusion of these items enables investors and other users of our financial information to assess our sequential and year-over-year performance and operating trends on a more comparable basis and is consistent with management’s own evaluation of performance.
Adjusted EBITDA also includes adjustments for equity method investment basis difference amortization and the depreciation and amortization expense included in our equity earnings from our equity method investments. These adjustments should not be understood to imply that we have control over the related operations and resulting revenues and expenses of our equity method investments. We do not control our equity method investments; therefore, we do not control the earnings or cash flows of such equity method investments. The use of Adjusted EBITDA, including adjustments related to equity method investments, as an analytical tool should be limited accordingly.

Adjusted EBITDA is commonly used as a supplemental financial measure by our management and external users of our consolidated financial statements to assess the financial performance of our assets without regard to financing methods, capital structures, or historical cost basis. Adjusted EBITDA is not intended to represent cash flows from operations or net income (loss) as defined by GAAP and is not necessarily comparable to similarly titled measures reported by other companies.
We believe Adjusted EBITDA provides relevant and useful information to management, investors, and other users of our financial information in evaluating the effectiveness of our operating performance in a manner that is consistent with management’s evaluation of financial and operating performance.
The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

(in thousands)	2021	2020
Net income (loss)	$(30,921)	$(2,236)
Adjustments:
Interest expense	4,797	20
Depreciation, amortization and accretion	16,025	137
EBITDA	(10,099)	(2,079)
Net derivative activity	3,727	—
Amortization of intangibles and below-market contracts	(1,479)	—
Amortization of equity method investments basis difference	3,068	—
Depreciation and amortization adjustments for equity method investments	1,745	—
Share-based compensation	5,071	—
Acquisition transaction costs	3,045	—
Actuarial (gain) loss on postretirement plan	(917)	—
Adjusted EBITDA	$4,161	$(2,079)
Predecessor Discussion
Key Components of Results of Operations
Energy Revenue
A significant majority of Aria’s owned projects operate under long-term off-take agreements with investment grade and other creditworthy counterparties that have a weighted average remaining life of approximately 5 years for Power projects and approximately 10 years for RNG projects as of September 14, 2021. Power that is not covered by long-term off-take agreements is sold either under short-term bilateral agreements or in the wholesale markets. For electricity, these are markets organized and maintained by ISOs and RTOs (e.g., NYISO in New York, ISO-NE in New England and PJM Interconnection, L.L.C. (“PJM”) in the eastern United States). These ISOs and RTOs are well established organizations, regulated by states and FERC. For power sold in the wholesale markets, Aria schedules the output in the day-ahead markets and receives the market price determined by the ISO or RTO through balancing the supply and demand for each day. In most cases, Aria implements an optimization of the output sold in wholesale markets by using transmission to move the power into the ISO which offers better prices for RECs.

For RNG, Aria has long-term off-take agreements with creditworthy counterparties. Some contracts have fixed price off-take arrangements, while the remaining sell natural gas and Environmental Attributes and are subject to market price changes.
Aria also generates revenue through the sale of Environmental Attributes. These Environmental Attributes include RECs, RINs and LCFS credits created from the sale of electricity and RNG as a transportation fuel. In most cases, RECs are sold to competitive energy suppliers or utilities. RINs are generally sold to energy companies, and Aria includes revenues from the sale of these Environmental Attributes in Energy revenue. REC revenue is recognized at the time power is produced where an active market exists and a sales agreement is in place for the credits. RIN revenue is recognized when the fuel is produced or transferred to a third party when a sales agreement is in place.
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
Gain (Loss) on Derivative Contracts
Aria used interest rate swaps and caps to manage the risk associated with interest rate cash flows on variable rate borrowings. Changes in the fair values of interest rate swaps and realized losses were recognized as a component of interest expense. The interest rate swaps were measured at fair value by discounting the net future cash flows using the forward London Inter-Bank Offered Rate (“LIBOR”) curve with the valuations adjusted by the counterparties’ credit default hedge rate.
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
Predecessor Comparison of the Period From January 1 to September 14, 2021 and the Year Ended December 31, 2021
The following discussion pertains to the Predecessor results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the period from January 1 to September 14, 2021” refer to the comparison of the period from January 1 to September 14, 2021, to the year ended December 31, 2020.

Set forth below is a summary of Aria's volumes sold for the period from January 1 to September 14, 2021 and the year ended December 31, 2020 (excluding volumes sold by Aria's equity method investments):

	January 1 to September 14, 2021	Year Ended December 31, 2020
RNG sold (MMBtu)	2,983,816	4,325,757
Electricity sold (MWh)	469,299	863,959
RNG volumes decreased for the period from January 1 to September 14, 2021 compared to the year ended December 31, 2020 primarily due to the shorter operating period and scheduled maintenance at the KC LFG and SWACO facilities. Power volumes decreased for the period from January 1 to September 14, 2021 compared to the year ended December 31, 2020 primarily due the shorter operating period and the sale of LES Project Holdings LLC (“LESPH”) in June 2021.

Set forth below is a summary of Aria's certain financial information for the period from January 1 to September 14, 2021 and the year ended December 31, 2020:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020	$ Change
Revenues and other income	$117,589	$138,881	$(21,292)
Costs of sales	72,269	112,590	(40,321)
Equity investment income (loss)	19,777	9,298	10,479
General and administrative expenses	33,737	20,782	12,955
Operating income (loss)	32,707	(10,486)	43,193
Other income (expense), net	51,813	(19,437)	71,250
Net income (loss)	$84,520	$(29,923)	$114,443
Revenues and Other Income
Revenue and other income decreased by $21.3 million for the period from January 1 to September 14, 2021 as result of the shorter operating period, lower LESPH revenue as a result of its sale in June 2021 and lower construction revenue, partially offset by higher RIN, natural gas, and power commodity pricing.
Cost of Sales
Cost of sales decreased $40.3 million for the period from January 1 to September 14, 2021 as result of the shorter operating period and the sale of LESPH, partially offset by higher royalty costs.
Equity Investment Income (Loss), Net
Equity investment income increased by $10.5 million for the period from January 1 to September 14, 2021 as a result of Mavrix income being higher, RIN and gas pricing, and the addition of the South Shelby RNG facility, partially offset by the effect of the shorter operating period.
General and Administrative Expenses
General and administrative expenses increased by $13.0 million for the period from January 1 to September 14, 2021 as a result of merger-related legal, consulting, and personnel costs.
Other Income (Expense), Net
Other income (expense), net increased by $71.3 million for the period from January 1 to September 14, 2021 as result of the gain on extinguishment of debt associated with the LESPH sale.

Liquidity and Capital Resources (Successor)
Sources and Uses of Funds
Legacy Archaea historically funded its operations and growth with equity and debt financing. The Company’s primary uses of cash have been to fund construction of RNG facilities and acquisitions of complementary businesses and LFG rights. The Company is expected to primarily finance its project development activities with cash on hand from the proceeds of the Business Combinations, available funding under our credit facility as discussed below under “New Credit Facility,” and, if we accelerate our growth plans, additional debt or share issuances. Further, the Company may also determine to issue long-term debt securities to fund a portion of its capital program if market conditions allow. The Company cannot predict with certainty the timing, amount and terms of any future issuances of any such debt securities or whether they occur at all. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts. Under the Company's base 2022 capital expenditure budget, we expect to allocate $130 million to fund optimization projects and new build projects that are expected to be completed in 2022. As of December 31, 2021, we had the cash balance described in the paragraph below and approximately $352.0 million of outstanding indebtedness, including $218.6 million of outstanding borrowings under the Term Loan and $133.4 million outstanding on our Assai Notes, and also had $235.8 million of available borrowing capacity under the Revolver. We expect that existing cash and cash equivalents, positive cash flows from operations and available borrowings under our credit facility will be sufficient to support our working capital, capital expenditures and other cash requirements for at least the next twelve months. Accelerating our growth plans may require additional cash requirements, which would likely be funded with debt or share issuances. We may, to the extent market conditions are favorable, incur additional debt to, among other things, finance future acquisitions of businesses, assets, or biogas rights, fund development of projects in our backlog, respond to competition, or for general financial reasons alone.
Cash
As of December 31, 2021, Archaea had $77.9 million of unrestricted cash and cash equivalents included in $91.7 million of total working capital, which together are expected to provide ample liquidity to fund our current operations and a portion of our near-term development projects. As of December 31, 2021, we also had $15.2 million of restricted cash for payment primarily of construction-related costs for the Assai RNG facility.
In November 2021, we issued a redemption notice to the holders of our Redeemable Warrants. During the redemption period ending in December 2021, we received total proceeds of $107.7 million from the exercise of Redeemable Warrants.
To minimize dilution to our existing stockholders as a result of warrant exercises, we used cash proceeds received from exercises of Redeemable Warrants to repurchase 6,101,449 shares of Class A Common Stock from Aria Renewable Energy Systems LLC at a pre-negotiated price of $17.65 per share for a total cost of $107.7 million.
For more information regarding our warrants and the redemption notice, see “Note 13 - Derivatives Instruments” to our Consolidated Financial Statements included herein.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Borrower, entered into a $470 million New Credit Agreement with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for the Revolver with an initial commitment of $250 million and a Term Loan with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, the Company received total proceeds of $220 million under the Term Loan. As of December 31, 2021, the Company has outstanding borrowings under the Term Loan of $218.6 million at an effective interest rate of 3.35% and has not drawn on the Revolver. As of December 31, 2021, the Company had issued letters of credit under the New Credit Agreement of $14.2 million, and thus reducing the borrowing capacity of the Revolver to $235.8 million. Under the Company's base 2022 capital expenditure budget, we expect to utilize a portion of available capacity under the Revolver to fund our near-term development projects.
Prior to the Archaea Merger, Legacy Archaea had certain other secured promissory notes and credit facilities in place which were extinguished at the closing of the Business Combinations.

Summarized Cash Flows for the Years Ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Cash used in operating activities	$(28,112)	$(5,834)
Cash used in investing activities	$(694,551)	$(42,319)
Cash provided by financing activities	$814,233	$49,226
Net increase in cash, cash equivalents and restricted cash	$91,570	$1,073
Cash Used in Operating Activities
The Company generates cash from revenues and uses cash in its operating activities and for general and administrative expenses.
Total cash used in operating activities increased by $22.3 million for the year ended December 31, 2021, which was primarily related to higher general and administrative expenses due to increases in employee costs as we continue to build our business, and operating costs associated with the additions of Boyd County and PEI. Changes in other working capital accounts were approximately $24.7 million and related to the timing of revenue receipts, payable payments and combined company insurance programs.
Cash Used in Investing Activities
We continue to have significant cash outflows for investing activities as we expand our business and develop projects.
Total cash used in investing activities was $694.6 million for the year ended December 31, 2021. In addition to the Aria Merger, we spent $147.3 million on development activities and $61.8 million, net of cash acquired, primarily related to the acquisition of a pipeline that will transport gas to our Assai facility and the acquisition of four operating LFG to renewable electricity facilities. Development activities in 2021 are related to construction at our various plants, including Assai and the Boyd County facility, as well as biogas rights acquisitions of $7.8 million. We also made contributions to equity method investments totaling $22.2 million. For the year ended December 31, 2021, cash used in investing activities by Aria and Legacy Archaea, together, was $242.0 million, including purchases of property, plant and equipment totaling $141.8 million, primarily related to the development of our Assai and Boyd County RNG facilities, purchases of equipment for future development projects and certain asset acquisitions. Also during the year ended December 31, 2021, Aria and Legacy Archaea acquired certain assets for $61.8 million, acquired biogas rights for $7.8 million, and contributed $30.6 million into equity method investments. During the quarter ended December 31, 2021, purchases of property, plant and equipment totaled $51.3 million, which were primarily related to the development of our Assai facility and equipment purchased for future development projects.
Cash used in investing activities of $42.3 million for the year ended December 31, 2020 was primarily attributable to acquiring a majority position in GCES, acquiring biogas rights, and construction at the Assai production facility.
Cash Provided by Financing Activities
The results of cash provided by financing activities is primarily attributable to cash proceeds from the Business Combinations, including the PIPE Financing and proceeds from the RAC trust account, borrowings from long-term debt under the 3.75% Notes, the 4.47% Notes, and the New Credit Agreement, offset by certain debt repayments. This resulted in net cash proceeds of $815.9 million. In addition, total proceeds of $107.7 million from the exercise of Redeemable Warrants were used to repurchase 6,101,449 shares of Class A Common Stock from Aria Renewable Energy Systems LLC.
Cash provided by financing activities of $49.2 million for the year ended December 31, 2020 was comprised primarily of equity financing.
Operating Leases
The Company has entered into various operating leases for our corporate headquarters, other office space, warehouse, and facilities with third parties for periods ranging from one to eleven years. The Company also entered into a related-party office lease as a result of its acquisition of interest GCES in 2020. During the year ended December 31, 2021, the Company paid $0.2 million under this related-party lease which expires in May 2022.

Long Term Debt
Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai Energy, LLC (“Assai Energy”) entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the “3.75% Notes”). Interest on the 3.75% Notes is payable quarterly in arrears, and the 3.75% Notes mature on September 30, 2031. On April 5, 2021, Assai Energy entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the “4.47% Notes” and, together with the 3.75% Notes, collectively the “Assai Notes”). Interest is payable quarterly in arrears, and the 4.47% Notes mature on September 30, 2041. As of December 31, 2021, Assai Energy received total proceeds of $133.4 million from the Assai Notes of which approximately $30 million was used to complete the acquisition of PEI. The remaining proceeds were used to fund the development of our Assai production facility.
Wilmington Trust, National Association is the collateral agent for the secured parties for the Assai Notes. The Assai Notes are secured by all Assai plant assets and plant revenues and a pledge of the equity interests of Assai Energy. Cash received from the Assai Notes is restricted for use on Assai related costs and cannot be used for general corporate purposes.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Borrower entered into a $470 million New Credit Agreement with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for the Revolver with an initial commitment of $250 million and a Term Loan with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, the Company received total proceeds of $220 million under the Term Loan. As of December 31, 2021, the Company has outstanding borrowings under the Term Loan of $218.6 million at an effective interest rate of 3.35% and has not drawn on the Revolver. As of December 31, 2021, the Company had issued letters of credit under the New Credit Agreement of $14.2 million, and thus reducing the borrowing capacity of the Revolver to $235.8 million.
Debt activity for the year ended December 31, 2021 is as follows:

(in thousands)	December 31, 2020	Borrowings	Repayments	December 31, 2021
Comerica Bank - Specific Advance Facility Note	$4,319	$675	$(4,994)	$—
Comerica Bank - Previous Revolver	—	12,478	(12,478)	—
Comerica Term Loan	12,000	—	(12,000)	—
New Credit Agreement - Term Loan	—	220,000	(1,375)	218,625
New Credit Agreement - Revolver	—	—	—	—
Wilmington Trust - 4.47% Term Note (1)	—	60,828	—	60,828
Wilmington Trust - 3.75% Term Note (1)	—	72,542	—	72,542
Promissory Notes	—	30,000	(30,000)	—
Kubota Corporation - Term Notes	46	—	(46)	—
Total	$16,365	$396,523	$(60,893)	$351,995
_________________________________
(1) Borrowings were used primarily for construction of the Assai facility.
See “Note 11 - Debt” in the Notes to Consolidated Financial Statements for additional information on the Company's debt instruments.
Material Cash Requirements
The Company has various long-term contractual commitments pertaining to certain of its biogas rights agreements that include annual minimum royalty and landfill gas rights payments. Annual minimum royalty and landfill gas rights payments generally begin when production commences and continue through the period of operations. For 2022, the expected annual minimum royalty and landfill gas rights payments are $5.4 million, and the annual commitment will increase as production commences from new facilities under development with biogas rights agreements that include minimum payment terms.
The Company has purchase commitments related to construction services and equipment purchases for the development and upgrade of facilities of $177.7 million as of December 31, 2021, with expected cash payments of $174.7 million and $3.0 million in 2022 and 2023, respectively.
Significant Accounting Policies
This management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements. Our financial statements have been prepared in conformity with GAAP. For a discussion of our significant accounting policies, see “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.”
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates and assumptions used in our financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates and assumptions used in preparing the financial statements.
We identify the most critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and results of operations and that require the most difficult, subjective and/or complex judgments by management regarding estimates about matters that are inherently uncertain. Our critical accounting policies are associated with acquisition accounting and the judgment used in determining the fair value of identified assets acquired and liabilities assumed.
Accounting for Business Combinations
The Company applies Accounting Standards Codification (“ASC”) 805, Business Combinations, when accounting for acquisitions of a business under GAAP. Identifiable assets acquired, liabilities assumed and noncontrolling interest, if applicable, are recorded at their estimated fair values at the acquisition date. Significant judgment is required in determining the acquisition date fair value of the assets acquired and liabilities assumed, predominantly with respect to property, plant and equipment and intangible assets consisting of biogas contracts, existing purchase and sales contracts, trade names and customer relationships. Evaluations include numerous inputs, including forecasted cash flows that incorporate the specific attributes of each asset including future natural gas and electric prices, future Environmental Attribute pricing, cost inflation factors, and discount rates. For property, plant, and equipment, we consider the remaining useful life of equipment, current replacement costs for similar assets, and comparable market transactions. The Company evaluates all available information, as well as all appropriate methodologies, when determining the fair value of assets acquired, liabilities assumed, and noncontrolling interest, if applicable, in a business combination. In addition, once the appropriate fair values are determined, the Company must determine the remaining useful life for property, plant and equipment and the amortization period and method of amortization for each finite-lived intangible asset. The estimates of fair values of assets impact future depreciation and amortization and the initial amount of goodwill recorded.
Recent Accounting Pronouncements
For a description of the Company’s recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 3 - Recently Issued and Adopted Accounting Standards” of the consolidated financial statements appearing in this Annual Report Form on 10-K.
Inflation
The Company does not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our power generation or with an existing or forecasted financial or commodity transaction. These risks primarily consist of commodity price risk, specifically electricity and RNG, counterparty credit risk and interest rate risk.
Commodity Price Risk
Changes in energy commodity prices, such as natural gas and wholesale electricity prices, could significantly affect our revenues and expenses. Changes in prices of Environmental Attributes could have a significant impact on our revenues. We seek to contract a majority of our RNG volumes under long-term fixed price off-take agreements. We believe these fixed-price arrangements will reduce our exposure to fluctuating energy and commodity prices, as well as the fluctuating prices of Environmental Attributes. However, if our costs were to rise unexpectedly, the revenue under our fixed-price contracts would remain constant, which may result in operating losses.
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
Interest Rate Risk
We are exposed to fluctuations in interest rates on borrowings under the New Credit Agreement. Interest on borrowings under the New Credit Agreement is based on LIBOR or alternative base rate plus an applicable rate as stated in the agreement. We entered into an interest rate swap to set the variable interest rate of a portion of the New Credit Agreement at a fixed interest rate to manage our interest rate risk.
Foreign Currency Exchange Rate Risk
We may enter into foreign currency derivative contracts to manage risk associated with anticipated foreign currency denominated transactions.

ITEM 8. FINANCIAL INFORMATION AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Archaea Energy Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Archaea Energy Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 18, 2022

ARCHAEA ENERGY INC.
Consolidated Balance Sheets

(in thousands, except shares and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$77,860	$1,496
Restricted cash	15,206	—
Accounts receivable, net	37,010	1,780
Inventory	9,164	—
Prepaid expenses and other current assets	21,225	4,730
Total Current Assets	160,465	8,006
Property, plant and equipment, net	350,583	52,368
Intangible assets, net	638,471	8,693
Goodwill	29,211	2,754
Equity method investments	262,738	—
Other non-current assets	9,721	2,460
Total Assets	$1,451,189	$74,281
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$11,096	$14,845
Current portion of long-term debt, net	11,378	1,302
Accrued and other current liabilities	46,279	8,270
Total Current Liabilities	68,753	24,417
Long-term debt, net	331,396	14,773
Derivative liabilities	67,424	—
Below-market contracts	142,630	—
Asset retirement obligations	4,677	306
Other long-term liabilities	5,316	3,294
Total Liabilities	620,196	42,790
Commitments and Contingencies
Redeemable Noncontrolling Interests	993,301	—
Equity
Members' Equity	—	34,930
Members' Accumulated Deficit	—	(4,156)
Stockholders' Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 900,000,000 shares authorized; 65,122,200 shares issued and outstanding as of December 31, 2021 and no shares issued and outstanding as of December 31, 2020	7	—
Class B common stock, $0.0001 par value; 190,000,000 shares authorized; 54,338,114 shares issued and outstanding as of December 31, 2021 and no shares issued and outstanding as of December 31, 2020	5	—
Additional paid in capital	—	—
Accumulated deficit	(162,320)	—
Total Stockholders' Equity	(162,308)	—
Nonredeemable noncontrolling interests	—	717
Total Equity	(162,308)	31,491
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$1,451,189	$74,281
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except shares and per share data)	2021	2020
Revenues and Other Income
Energy revenue	$67,871	$—
Other revenue	5,817	6,523
Amortization of intangibles and below-market contracts	3,438	—
Total Revenues and Other Income	77,126	6,523
Equity Investment Income, Net	5,653	—
Cost of Sales
Cost of energy	41,626	—
Cost of other revenues	4,862	4,752
Depreciation, amortization and accretion	16,025	137
Total Cost of Sales	62,513	4,889
General and administrative expenses	43,827	4,371
Operating Income (Loss)	(23,561)	(2,737)
Other Income (Expense)
Interest expense, net	(4,797)	(20)
Gain (loss) on derivative contracts	(3,727)	—
Other income (expense)	1,164	521
Total Other Income (Expense)	(7,360)	501
Income (Loss) Before Income Taxes	(30,921)	(2,236)
Income tax benefit	—	—
Net Income (Loss)	(30,921)	(2,236)
Net income (loss) attributable to nonredeemable noncontrolling interests	(712)	236
Net income (loss) attributable to Legacy Archaea	(18,744)	(2,472)
Net income (loss) attributable to redeemable noncontrolling interests	(6,312)	—
Net Income (Loss) Attributable to Class A Common Stock	$(5,153)	$—
Net income (loss) per Class A common share:
Net income (loss) – basic (1)	$(0.09)	$—
Net income (loss) – diluted (1)	$(0.09)	$—
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	56,465,786	—
Diluted (1)	56,465,786	—
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in Note 4.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interests	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - January 1, 2020	$—	$2,470	$(1,683)	$—	$—	$—	$—	$—	$787
Net income (loss)	—	—	(2,473)	—	—	—	—	237	(2,236)
Members' equity contributions	—	32,460	—	—	—	—	—	—	32,460
Noncontrolling interest in acquired business acquisition	—	—	—	—	—	—	—	480	480
Balance - December 31, 2020	—	34,930	(4,156)	—	—	—	—	717	31,491
Net income (loss) prior to Closing	—	—	(18,744)	—	—	—	—	(534)	(19,278)
Members' equity contributions	—	70	—	—	—	—	—	—	70
Share-based compensation expense prior to Closing	—	2,349	—	—	—	—	—	—	2,349
Reclassification in connection with reverse recapitalization	—	(37,349)	22,900	—	3	37,346	(22,900)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,266	—	—	346,272
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	408,762	—	—	—	—	(431,662)	22,900	—	(408,762)
Warrant exercises	—	—	—	1	—	193,540	—	—	193,541
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	(132,720)	—	—	1	(1)	132,720	—	—	132,720
Retirement of Class A Common Stock	—	—	—	—	—	—	(107,690)	—	(107,690)
Share-based compensation expense	—	—	—	—	—	2,721	—	—	2,721
Shares withheld for taxes on net settled awards	—	—	—	—	—	(950)	—	—	(950)
Net income (loss) after Closing	(6,312)	—	—	—	—	—	(5,153)	(178)	(5,331)
Acquisition of nonredeemable noncontrolling interests	—	—	—	—	—	(795)	—	(5)	(800)
Adjustment of redeemable noncontrolling interests to redemption amount	723,571	—	—	—	—	(674,094)	(49,477)	—	(723,571)
Balance - December 31, 2021	$993,301	$—	$—	$7	$5	$—	$(162,320)	$—	$(162,308)
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$(30,921)	$(2,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion expense	16,025	137
Amortization of debt issuance costs	1,309	—
Amortization of intangibles and below-market contracts	(1,479)	—
Bad debt expense	353	76
Return on investment in equity method investments	8,273	—
Equity in earnings of equity method investments	(5,653)	—
Total (gains) losses on derivatives, net	3,727	—
Net cash received in settlement of derivatives	80	—
Forgiveness of Paycheck Protection Loan	(201)	(491)
Stock-based compensation expense	5,071	—
Changes in operating assets and liabilities:
Accounts receivable	(6,940)	(1,385)
Inventory	(149)	—
Prepaid expenses and other current assets	(7,660)	(3,252)
Accounts payable - trade	(211)	(246)
Accrued and other liabilities	276	1,563
Other non-current assets	(4,231)	—
Other long-term liabilities	(5,781)	—
Net cash used in operating activities	(28,112)	(5,834)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	(463,334)	—
Acquisition of assets and businesses, excluding Aria	(61,830)	(14,249)
Additions to property, plant and equipment	(139,467)	(20,169)
Purchases of biogas rights	(7,802)	(7,901)
Contributions to equity method investments	(22,175)	—
Return of investment in equity method investments	57	—
Net cash used in investing activities	(694,551)	(42,319)
Cash flows from financing activities
Borrowings on line of credit agreement	12,478	—
Repayments on line of credit agreement	(12,478)	—
Proceeds from long-term debt, net of issuance costs	367,930	16,075
Repayments of long-term debt	(48,415)	—
Proceeds from PPP Loan	—	691
Proceeds from reverse recapitalization and PIPE Financing	496,425	—
Capital contributions	70	32,460
Proceeds from Warrant exercises for Class A Common Stock	107,663	—
Repurchase of Class A Common Stock	(107,690)	—
Taxes paid on net share settled stock-based compensation awards	(950)	—
Acquisition of nonredeemable noncontrolling interest	(800)	—
Net cash provided by financing activities	814,233	49,226
Net increase (decrease) in cash, cash equivalents and restricted cash	91,570	1,073
Cash, cash equivalents and restricted cash - beginning of period	1,496	423
Cash, cash equivalents and restricted cash - end of period	$93,066	$1,496

Supplemental cash flow information
Cash paid for interest (1)	$3,903	$44
Non-cash investing activities
Accruals of property, plant and equipment and biogas rights incurred but not paid	$20,296	$17,542
(1) Net of capitalized interest of $7.9 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Description of Business
Archaea Energy Inc. (“Archaea”), a Delaware corporation (formerly named Rice Acquisition Corp.), is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. As of December 31, 2021, Archaea owns, through wholly-owned entities or joint ventures, a diversified portfolio of 29 LFG recovery and processing facilities across 18 states, including 11 operated facilities that produce pipeline-quality RNG and 18 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea has entered into long-term agreements with biogas site hosts which grant the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity.
On September 15, 2021, Archaea consummated the previously announced business combinations pursuant to (i) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Aria Merger Agreement”), by and among Rice Acquisition Corp., a Delaware corporation (“RAC”), Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of RAC (“RAC Opco”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Opco (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and Aria Renewable Energy Systems LLC, a Delaware limited liability company, pursuant to which, among other things, Aria Merger Sub was merged with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Aria Merger Agreement, the “Aria Merger”), and (ii) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Archaea Merger Agreement” and, together with the Aria Merger Agreement, the “Business Combination Agreements”), by and among RAC, RAC Opco, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy LLC, a Delaware limited liability company, and Archaea Energy II LLC, a Delaware limited liability company (“Legacy Archaea”), pursuant to which, among other things, Archaea Merger Sub was merged with and into Legacy Archaea, with Legacy Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Archaea Merger Agreement, the “Archaea Merger” and, together with the Aria Merger, the “Business Combinations”). As further discussed in “Note 4 - Business Combinations and Reverse Recapitalization,” Legacy Archaea was determined to be the accounting acquirer of the Business Combinations, and Aria was determined to be the predecessor to the Company. Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combinations, to Legacy Archaea and its subsidiaries and, for periods upon or after the completion of the Business Combinations, to Archaea Energy Inc. and its subsidiaries, including Legacy Archaea and Aria Energy LLC.
Archaea has retained its “up-C” structure, whereby (i) all of the equity interests in Aria and Legacy Archaea are held indirectly by Opco through RAC Buyer and RAC Intermediate, (ii) Archaea’s only assets are its equity interests in Opco, and (iii) Sponsor, Atlas, the RAC independent directors, the Legacy Archaea Holders and the Aria Holders own economic interests directly in Opco. In connection with the consummation of the Business Combinations, Rice Acquisition Holdings LLC was renamed LFG Acquisition Holdings LLC. In accordance with ASC 810 - Consolidation, Opco is considered a VIE with Archaea as its sole managing member and primary beneficiary. As such, Archaea consolidates Opco, and the remaining unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests on the Company’s financial statements.
Opco issued additional Class A Opco Units as part of the consideration in the Business Combinations. Subsequent to the Business Combinations, transactions impacting the ownership of Class A Opco Units resulted from Redeemable Warrant exercises, repurchases from Aria Renewable Energy Systems LLC, redemption of certain other Class A Opco Units in exchange for Class A Common Stock, and issuances related to vested RSUs. The ownership structure of Opco upon closing of the Business Combinations and as of December 31, 2021, which gives rise to the redeemable noncontrolling interest at Archaea, is as follows:

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		September 15, 2021
Equity Holder	Class A Opco Units	% Interest	Class A Opco Units	% Interest
Archaea	65,122,200	54.5%	52,847,195	45.9%
Total controlling interests	65,122,200	54.5%	52,847,195	45.9%
Aria Holders	15,056,379	12.6%	23,000,000	20.0%
Legacy Archaea Holders	33,350,385	27.9%	33,350,385	29.0%
Sponsor, Atlas and RAC independent directors	5,931,350	5.0%	5,931,350	5.2%
Total redeemable noncontrolling interests	54,338,114	45.5%	62,281,735	54.1%
Total	119,460,314	100.0%	115,128,930	100.0%
Holders of Class A Opco Units other than Archaea have the right (a “redemption right”), subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash.
NOTE 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the SEC. These financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the periods presented. The Company's accounting policies conform to GAAP and have been consistently applied in the presentation of financial statements. The Company's consolidated financial statements include all wholly-owned subsidiaries and all variable interest entities with respect to which the Company determined it is the primary beneficiary.
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company's predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 93. The Company recorded the fair value of the net assets acquired from Aria as of the Business Combination Closing Date, and goodwill was recorded. See “Note 4 - Business Combinations and Reverse Recapitalization” for additional information regarding the Archaea Merger and Aria Merger.
Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of the Company and its consolidated subsidiaries beginning on September 15, 2021, which includes approximately 3.5 months of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combination for the year ended December 31, 2021. The consolidated assets, liabilities and results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea, the accounting acquirer.
The Company has determined that Opco is a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates Opco, and ownership interests of Opco not owned by the Company are reflected as redeemable noncontrolling interests due to certain features of the redemption right. See “Note 16 - Redeemable Noncontrolling Interest and Stockholders' Equity.” Entities that are majority-owned by Opco are consolidated. Certain investments in entities are accounted for as equity method investments and included separately in the Company’s consolidated balance sheets.
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
This may make the comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company will re-evaluate its status as an emerging growth company in June 2022 at which time it may no longer qualify as an emerging growth company.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.
Noncontrolling and Redeemable Noncontrolling Interest
Noncontrolling interest represents the portion of equity ownership in subsidiaries that is not attributable to the stockholders’ equity of the Company. Noncontrolling interests are initially recorded at the transaction price which is equal to their fair value, and the amount is subsequently adjusted for the proportionate share of earnings and other comprehensive income attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests. Effective with the consummation of the Business Combinations, noncontrolling interest includes the economic interest of Class A Opco Units not owned by the Company, which has been classified as redeemable noncontrolling interest due to certain provisions that allow for cash settlement of the redemption right at the Company’s election. See “Note 16 - Redeemable Noncontrolling Interest and Stockholders' Equity.”
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

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company generates revenues from the production and sales of RNG, Power, and associated Environmental Attributes, as well as the performance of other landfill energy O&M services. The Company also manufactures and sells customized pollution control equipment and performs associated maintenance agreement services. Based on requirements of GAAP, a portion of revenue is accounted for under ASC 840 - Leases and a portion under ASC 606 - Revenue from Contracts with Customers. Under ASC 840, lease revenue is recognized generally upon delivery of RNG and electricity. Under ASC 606, revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service, including RNG, electricity and their related Environmental Attributes. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. Based on the terms of the related sales agreements, the amounts recorded under ASC 840 as lease revenue are generally consistent with revenue recognized under ASC 606.
RNG

The Company’s RNG production commenced in 2021 at its Boyd County facility and has expanded with the acquisition of Aria, which at the time of the Business Combinations owned and operated nine RNG facilities, and with the achievement of commercial operations at the Assai facility in December 2021. The Company has long-term off-take contracts with creditworthy counterparties for the sale of RNG and related Environmental Attributes. Certain long-term off-take contracts for current production are accounted for as operating leases and have no minimum lease payments. The rental income under these leases is recorded as revenue when the RNG is delivered to the customer. RNG not covered by off-take contracts is sold under short-term market-based contracts. When the performance obligation is satisfied through the delivery of RNG to the customer, revenue is recognized. The Company receives payments from the sale of RNG production within one month after delivery.
The Company also earns revenue by selling Environmental Attributes, including RINs and LCFS credits, which are generated when producing and selling RNG for use in certain transportation markets. These Environmental Attributes are able to be separated and sold independent from the RNG produced, therefore, no cost is allocated to the Environmental Attributes when they are generated. When the RNG and RIN are sold on a bundled basis under the same contract, revenue is recognized when the RNG is produced and the RNG and associated RIN are transferred to a third party. For RIN and LCFS sales that are under contracts independent from RNG sales, revenue is recognized when the RIN or LCFS is transferred to a third party.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Power
The Company’s Power production commenced in April 2021 following the acquisition of PEI and has expanded as a result of the acquisition of Aria, which at the time of the Business Combinations owned, and in most cases operated, twelve LFG to renewable electricity facilities, and the subsequent acquisition of four additional LFG to electricity facilities. A significant portion of the electricity generated is sold and delivered under the terms of PPAs or other contractual arrangements. Revenue is recognized based upon the amount of electricity delivered at rates specified under the contracts. Certain PPAs are accounted for as operating leases and have no minimum lease payments. All of the rental income under these leases is recorded as revenue when the electricity is delivered. Power not covered by PPAs is typically sold under a market-based contract with an RTO or in the wholesale markets. When the performance obligation is satisfied through the delivery of Power to the customer, revenue is recognized. The Company receives payments from the sale of power production within one month after delivery.
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
The Company also earns revenue by selling RECs, which are generated when producing and selling Power generated from renewable energy. These RECs are able to be separated and sold independent from the Power produced, therefore, no cost is allocated to the RECs when they are generated. For REC sales that are under contracts independent from Power sales, revenue is recognized when the REC is transferred to a third party. For REC sales that are bundled with Power sales, revenue is recognized at the time Power is produced when a sales agreement exists for the RECs.
Operation and Maintenance (“O&M”)
The Company also generates revenues by providing O&M services at projects owned by third parties which are also included in Energy revenue. In addition, the Company also provides O&M services at projects owned by its equity method investment, Mavrix. Revenue for these services is recognized upon the services being provided following contractual arrangements primarily based on the production of RNG or Power from the project.
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
See “Note 5 - Revenues” for further discussion.
Business Combinations
For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and can include estimates of future

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
biogas production, commodity prices, operating and development costs, and a risk-adjusted discount rate. Revenues and costs of the acquired companies are included in the Company's operating results from the date of acquisition.
The Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, and these estimates and assumptions are inherently uncertain and subject to refinement during the measurement period not to exceed one year from the acquisition date. As a result, any adjustment identified subsequent to the measurement period is included in operating results in the period in which the amount is determined. The Company’s acquisitions are discussed in “Note 4 - Business Combinations and Reverse Recapitalization.”
Restricted Cash
The Company maintains escrow accounts under the terms of the Assai Energy 3.75% Senior Secured Notes and the Assai Energy 4.47% Senior Secured Notes. See “Note 11 - Debt.” The escrow accounts are legally restricted disbursement accounts for payment of construction-related costs for the Assai biogas project, as well as for future interest and principal payments to the secured investors, future royalty payments, and other reserve payments related to operating expenses. Due to these arrangements, the Company has classified the amounts in escrow as restricted cash.
Accounts Receivable and Allowance for Doubtful Accounts
The Company recognizes accounts receivable at invoiced amounts and maintains a valuation allowance for accounts where collectability is in question. The carrying amount of accounts receivable represents the amount management expects to collect from outstanding balances. Credit is extended to all qualified customers under various payment terms with no collateral required. There were no material credit allowances as of December 31, 2021 or 2020.
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. Inventory consists primarily of manufacturing parts and supplies used in the maintenance of production equipment.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and impairments. Depreciation is recognized using the straight-line method at rates based on the estimated useful lives of the various classes of property, plant and equipment. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the period of the associated landfill gas rights agreement, and the Company’s business plans for the asset, including planned conversions from Power to RNG facilities. When the underlying cost of particular components are not determinable, such as through an acquisition, an economic life for the entire facility is determined. When the value of the components are known, the estimated useful lives of our property and equipment are generally as follows: machinery and equipment, 5 to 30 years; buildings and improvements, 20 to 30 years; computer software and hardware, 1 to 5 years; and other furniture and fixtures, 3 to 5 years. Land is not depreciated.
Costs associated with the construction of biogas facilities are capitalized during the construction period and include direct costs such as engineering, pipeline and plant construction, wages and benefits, consulting, equipment, and other overhead costs. When a biogas plant is placed in service, the costs associated with the biogas plant will be transferred from construction in progress to property, plant and equipment and depreciated over its expected useful life.
Costs of improvements that extend the lives of existing properties are capitalized, whereas maintenance and repairs are expensed as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, such as property, plant, equipment and biogas rights, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing this review, undiscounted future cash flows associated with the long-lived asset or group of long-lived assets are estimated at

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If the Company determines that the undiscounted cash flows from an asset are less than the carrying amount of the asset, the impairment expense to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Equity Method Investments
Investments in entities that the Company does not control or VIEs in which the Company is not the primary beneficiary are accounted for using the equity method of accounting. Under this method, the Company records its proportional share of equity earnings or losses in the consolidated statements of operations. Investments are increased by additional contributions and earnings and are reduced by equity losses and distributions. Equity method investments are evaluated for impairment when the Company determines factors indicate that an other than temporary loss has occurred.
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
Asset Retirement Obligations
The Company recognizes a liability for obligations which the Company has a legal or a contractual obligation to remove a long-lived asset. Liabilities are recorded at estimated fair value with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value and is included in Depreciation, amortization and accretion in the consolidated statement of operations. The Company has recognized asset retirement obligations ("AROs") arising from legal or regulatory requirements to perform certain asset retirement activities at the time that certain contracts terminate, including the costs of removing our facilities from the landfill property and returning the land to the state it was in prior to our facility construction.
Postretirement Obligations
Postretirement benefits amounts recognized in consolidated financial statements are determined on an actuarial basis. The Company obtains an independent actuary valuation of its postretirement obligation annually as of December 31st. To calculate the present value of plan liabilities, the discount rate needs to be determined and is an estimate of the interest rate at which the retirement benefits could be effectively settled. The discount rate is determined using the average effective rate derived through matching of projected benefit payments with the discount rate curve published by Citigroup as of each reporting date. Actuarial gains and losses are recognized in Other income (expense) in the period determined.
Income Taxes
Archaea is a corporation and is subject to U.S. federal income and applicable state taxation. The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company routinely assesses the realizability of its deferred tax assets by analyzing the reversal periods of available net operating loss carryforwards and credit carryforwards,

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
temporary differences in tax assets and liabilities, the availability of tax planning strategies, and estimates of future taxable income and other factors. Deferred tax assets may be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured as the largest amount that is greater than 50% likely of being realized.
The Company records interest related to an underpayment of income taxes in interest expense and penalties in operating expenses.
Derivative Instruments
The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives under GAAP. Derivative instruments are recognized on the consolidated balance sheets at fair value, with subsequent changes included in earnings. Certain contracts that are used to manage exposure to commodity prices are accounted for as derivatives, unless they meet the normal purchase/normal sale criteria and are designated and documented as such.
Share-based Compensation
The Company accounts for share-based compensation at fair value. Restricted stock units (“RSUs”) are valued at the grant date using the price of the Company’s Class A Common Stock. The Company records share-based compensation cost, net of actual forfeitures, on a straight-line basis over the requisite service period of the respective award.
NOTE 3 – Recently Issued and Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous generally accepted accounting principles and the new requirements under Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases with a term greater than 12 months classified as operating leases under previous GAAP. ASU 2016-02 is effective for the Company for fiscal years beginning after December 15, 2021 with early adoption permitted.
Upon adoption of Topic 842 as of January 1, 2022, the Company recognized approximately $7 million of ROU assets and lease liabilities on its Consolidated Balance Sheet related to operating leases existing on the adoption date. The adoption of Topic 842 did not have a material impact on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period, and recognition of the deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. The Company adopted ASU 2019-12 as of January 1, 2021, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the transition from the London Inter-Bank Offered Rate (“LIBOR”) to an alternative reference rate. The guidance intends to address certain concerns relating to accounting for contract modifications and hedge accounting. These optional expedients and exceptions to applying GAAP, assuming certain criteria are met, are allowed through December 31, 2022. The Company is currently evaluating the provisions of this update and has not yet determined whether it will elect the

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
optional expedients. The Company does not expect the transition to an alternative rate to have a material impact on its business, operations or liquidity.
NOTE 4 – Business Combinations and Reverse Recapitalization
On September 15, 2021, Archaea consummated the previously announced Business Combinations with Aria and Legacy Archaea, as described in “Note 1 - Organization and Description of Business”.
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
The consideration paid in connection with the acquisition of Legacy Archaea consisted of 33,350,385 newly issued Class A Opco Units and 33,350,385 newly issued shares of Class B Common Stock.
In the reverse recapitalization, the Company was deemed to have received $236.9 million in gross cash proceeds from RAC upon Closing. For accounting purposes, these cash proceeds were treated as the equivalent of proceeds for issuance of the following outstanding shares and warrants at the time of Closing:
•23,680,528 shares of Class A Common Stock, after redemptions
•5,931,350 shares of Class B Common Stock
•11,862,492 Public Warrants and 6,771,000 Private Placement Warrants, each exercisable at a price of $11.50 per share. See “Note 13 - Derivatives Instruments” for further discussion.
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
Additionally, on April 7, 2021, RAC, RAC Opco, Sponsor and Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company (“Atlas”), entered into an Amendment to Forward Purchase Agreement (the “FPA Amendment”) pursuant to which the Forward Purchase Agreement, dated as of September 30, 2020 (the “Original FPA Agreement” and, together with the FPA Amendment, the “FPA”), by and among such parties was amended to provide that Atlas shall purchase a total of $20.0 million of Forward Purchase Securities and Forward Purchase Warrants (both as defined in the Original FPA Agreement). Atlas satisfied its obligation to purchase the Forward Purchase Securities by participating in the PIPE Financing, and upon consummation of the Business Combinations, Atlas also received 250,000 warrants (each exercisable for one share of Class A Common Stock at a price of $11.50).

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Aria Merger
Aria was acquired to complement Archaea's existing RNG assets and for its operational expertise in the renewable gas industry. Aria was determined to be a VIE immediately prior to the Business Combination. As a result of the Business Combinations, the Company became the primary beneficiary of Aria. The Aria Closing Merger Consideration consisted of both cash consideration and consideration in the form of newly issued Class A Opco Units and newly issued shares of the Company’s Class B Common Stock. The cash component of the Aria Closing Merger Consideration paid upon Closing was $377.1 million paid to Aria Holders, subject to certain future adjustments set forth in the Aria Merger Agreement, and $91.1 million for repayment of Aria debt. The remainder of the Aria Closing Merger Consideration consisted of 23.0 million Class A Opco Units and 23.0 million shares of Class B Common Stock.
Total consideration was determined to be as follows:

(in thousands)	At September 15, 2021
Class A Opco Units (and corresponding shares of Class B Common Stock)	$394,910
Cash consideration	377,122
Repayment of Aria debt at Closing	91,115
Total purchase price consideration	$863,147

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Aria Merger represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Certain data to complete the purchase price allocation is not yet available, including but not limited to final appraisals of certain assets acquired and liabilities assumed and tax calculations. The Company will finalize the purchase price allocation during the 12-month period following the Closing, during which time the value of the assets and liabilities may be revised as appropriate. The following table sets forth the preliminary allocation of the Aria Closing Merger Consideration.

(in thousands)	As of September 15, 2021
Fair value of assets acquired
Cash and cash equivalents	$4,903
Account receivable, net	27,331
Inventory	9,015
Prepaid expenses and other current assets	3,834
Property, plant and equipment, net	126,463
Intangible assets, net	607,610
Equity method investments	243,128
Other non-current assets	861
Goodwill	26,457
Amount attributable to assets acquired	$1,049,602

Fair value of liabilities assumed
Accounts payable	$2,760
Accrued and other current liabilities	26,496
Below-market contracts	146,990
Other long-term liabilities	10,209
Amount attributable to liabilities assumed	186,455
Net assets acquired	863,147
Total Aria Merger consideration	$863,147
The goodwill is primarily attributable to the expected synergies Archaea believes will be created as a result of the combined companies, the ability to enhance Aria's current RNG production facilities, and the ability to convert certain of Aria's electricity production facilities to RNG production facilities. We expect a majority, if not all of the goodwill, to be assigned to the RNG reporting unit upon finalizing the purchase price allocation. Due to the existence of cumulative losses, no deferred taxes are recorded for the Aria merger transaction.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets/(below-market liabilities) acquired, and their related weighted average amortization periods, are as follows:

(in thousands, excluding weighted average amortization period in years)	As of September 15, 2021	Weighted Average Amortization Period
Biogas rights agreements	$565,300	20
Electricity off-take agreements	23,400	12
Operations and maintenance contracts	8,620	15
RNG purchase contract	10,290	1
Gas off-take agreement liabilities	$(146,990)	11
Revenues of $54.3 million and net income of $19.8 million related to results of Aria for the period from the Closing of the Business Combinations through December 31, 2021 are included in the consolidated statement of operations for the year ended December 31 2021. The Company recognized transaction costs of $3.0 million during the year ended December 31, 2021 related to the Business Combinations.
Unaudited Pro Forma Operating Results
The following unaudited pro forma combined financial information has been prepared as if the Aria Merger and other related transactions had taken place on January 1, 2020. The information reflects pro forma adjustments based on certain assumptions that the Company believes are reasonable, including depreciation of the Company's fair-value property, plant and equipment and LFG rights, amortization of fair value intangibles and below-market contracts, and that debt associated with the transaction was outstanding as of January 1, 2020. We have included the impacts of the change in fair value of the warrants associated with the Company's reverse merger with RAC. Other revenues and costs incurred by RAC during 2021 and 2020 were not material to the pro forma statement of operations and have not been included. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Aria Merger taken place on January 1, 2020; furthermore, the pro forma financial information is not intended to be a projection of future results. The following table includes unaudited pro forma information for the years ended December 31, 2021 and 2020.

(in thousands)	2021	2020
Total revenues	$205,758	$162,018
Net income (loss)	$(77,449)	$(49,730)
Lock-up Agreements
Pursuant to the terms of the Stockholders Agreement, dated as of September 15, 2021, by and among RAC, Opco, Archaea Borrower, the Sponsor and certain stockholders of the Company (the “Stockholders Agreement”), the Company Holders (as defined in the Stockholders Agreement) were granted certain customary registration rights. Also, the Aria Holders (as defined in the Stockholders Agreement) are subject to a 180-day lock-up period on transferring their equity interests in the Company and Opco, while the Legacy Archaea Holders (as defined in the Stockholders Agreement) are subject to a lock-up period (i) ending on the date that is the two-year anniversary of the Closing solely with respect to the Company Interests distributed by Archaea Energy LLC after the one-year anniversary of the Closing to the Legacy Archaea Holders who are members of management of the Company as of the Closing or their Affiliates (as defined in the Stockholders Agreement) and (ii) ending on the date that is the one-year anniversary of the Closing with respect to all other Company Interests issued to the Legacy Archaea Holders at the Closing other than those described in the immediately foregoing clause (i). In addition, RAC’s former officers and directors and their affiliates have agreed with RAC, subject to certain exceptions, not to transfer or dispose of their Common Stock during the period from the Closing of the Business Combinations through the earlier of (i) the first anniversary of the consummation of the Business Combinations, (ii) the date that the closing price of the Common Stock equals or exceeds $12.00 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for 20 trading days within any 30 trading day period following the 150th day following the initial business combination and (iii) the consummation of a liquidation, merger, capital stock exchange, reorganization or

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other similar transaction that results in all stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.
The lock-up restrictions applicable to the Aria Holders are subject to early expiration based on the per share trading price of the Company’s Class A Common Stock, par value $0.0001, as set forth in the Stockholders Agreement. As of November 11, 2021, all of the Aria Closing Shares were no longer subject to the lock-up restrictions due to Class A Common Stock trading prices. As of March 14, 2022, RAC's former officers and directors and their affiliates Common Stock was no longer subject to the lock-up restrictions due to Class A Common Stock trading prices.
Predecessor Financial Statements
Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria's consolidated statements of operations for the period from January 1 to September 14, 2021, and the year ended December 31, 2020, and the consolidated balance sheets as of September 14, 2021 and December 31, 2020 following the Notes to the Company's Consolidated Financial Statements for comparative purposes.
Gulf Coast Environmental Systems
On January 14, 2020, Legacy Archaea entered into a Membership Interest and Loan Purchase Agreement with NEI Ventures, LLC (“NEI”). Pursuant to this agreement, Legacy Archaea purchased 51% of the Class A membership interests of GCES for consideration of $0.5 million. Additionally, Legacy Archaea purchased a loan receivable held by Noble which was due from GCES for consideration of approximately $0.7 million. In February 2020, Legacy Archaea obtained additional Class A interests in consideration of waiving certain receivables, and thereby increased its GCES ownership to 72%. The Company acquired additional Class A interests in October 2021 and December 2021 and, as of December 31, 2021, the Company has 100% ownership of GCES.
The January 14, 2020 acquisition of GCES was accounted for using the acquisition method, whereby all of the assets acquired, liabilities assumed and noncontrolling interests were recognized at their estimated fair value on the acquisition date, with the excess of the purchase price over the estimated fair value recorded as goodwill. The Company recorded goodwill of approximately $2.7 million.
NOTE 5 – Revenues
Revenue by Product Type
The following table disaggregates revenue by significant product type for the year ended December 31, 2021 and 2020:

(in thousands)	2021	2020
RNG, including RINs and LCFSs	$44,815	$—
Gas O&M service	386	—
Power, including RECs	21,502	—
Electric O&M service	1,070	—
Equipment and associated services	5,817	6,523
Other	98	—
Total	$73,688	$6,523

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from equipment sales projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. There were no credit allowances for contract assets as of December 31, 2021 or 2020. Contract liabilities from contracts arise when amounts invoiced to customers exceed revenues from equipment sales recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when such revenue is expected to be recognized.
Contract assets and liabilities consisted of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Contract assets (included in Prepaid expenses and other current assets)	$87	$48
Contract liabilities (included in Accrued and other current liabilities)	$(505)	$(1,423)
The change in contract liabilities during year ended December 31, 2021 was primarily due to $1.4 million of revenue recognized that was included in contract liabilities at December 31, 2020, partially offset by an increase in new equipment sales billings in advance of revenue recognition.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations as of December 31, 2021 relate to certain of the Company's RNG, RIN, and REC contracts. The Company applies the optional exemptions in ASC 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Firm contracts for fixed-price, fixed-quantity sales of RNG, RINs, and RECs are reflected in the table below when their original expected term is in excess of one year. The following table summarizes the revenue the Company expects to recognize over next 20 years on these firm sales contracts as of December 31, 2021:

(in thousands)
2022-2023	$118,362
2024-2025	123,992
2026-2027	128,826
2028-2029	118,116
2030-2031	119,115
Thereafter	416,779
Total	$1,025,189
NOTE 6 – Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Prepaid equipment and parts	$6,578	$—
Prepaid royalties	5,119	1,255
Prepaid insurance	4,852	112
Other prepaid expenses	4,676	3,363
Total	$21,225	$4,730

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – Property, Plant and Equipment
Property, plant and equipment consist of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Machinery and equipment	$285,718	$376
Buildings and improvements	16,039	88
Furniture and fixtures	1,176	13
Construction in progress	55,039	51,927
Land	246	1
Total cost	358,218	52,405
Less accumulated depreciation	(7,635)	(37)
Property, plant and equipment, net	$350,583	$52,368
NOTE 8 – Equity Method Investments
As a result of the Aria Merger, the Company holds 50% interest in two joint ventures, Mavrix and Sunshine Gas Producers, LLC. (“SGP”), which are accounted for using the equity method due to the joint control by both the Company and unrelated parties with ownership interest in each entity.
Under the terms of the original Mavrix, LLC Contribution Agreement dated September 30, 2017, the Company is required to make an earn-out payment to its joint venture partner holding the other 50% membership in Mavrix in an amount up to $9.55 million. The earn-out payment represents additional consideration for the Company's equity interest in Mavrix and will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is due until the completion of the earn-out period. The Company has estimated the earn-out payment to be $3.7 million at December 31, 2021, and this amount is reflected in the accompanying balance sheet in accrued and other current liabilities.

The summarized financial information for the Mavrix and SGP equity method investments following the Business Combinations is as follows:

(in thousands)	December 31, 2021
Assets	$203,864
Liabilities	15,477
Net assets	$188,387
Company's share of equity in net assets	$94,194

(in thousands)	Year Ended December 31, 2021
Total revenues	$34,958
Net income	$16,433
Company's share of net income	$8,217
The Company's carrying values of the Mavrix and SGP investments also include basis differences totaling $154.0 million as of December 31, 2021 as a result of the fair value measurements recorded in the Aria Merger. Amortization of the basis differences reduced equity investment income by $3.1 million for the year ended December 31, 2021. As of December 31, 2021, the Company's interest in Mavrix's and SGP's undistributed earnings was $0.3 million and zero, respectively.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 30, 2021 the Company entered into a joint venture with a large waste management company. The Company contributed $7.5 million in cash into a newly created entity, Saturn Renewables LLC ("Saturn"), in exchange for a 50% interest. Concurrent with the closing, Saturn acquired existing gas rights at two locations along with an existing non-operating power plant at one of the locations. The JV partner extended long-term gas agreements for the Hickory Meadows site and contributed gas rights at an additional undeveloped site. Each party will have three board seats and jointly control Saturn. The Company will be the operator of the day to day operations of Saturn's existing power plant and will account for its investment using the equity method.
In addition, the Company also owns several smaller investments accounted for using the equity method of accounting totaling $7.1 million as of December 31, 2021.
NOTE 9 – Goodwill and Intangible Assets
Goodwill
At December 31, 2021, the Company had $29.2 million of goodwill, all of which is allocated to the RNG segment. The goodwill is primarily associated with the acquisition of Aria in the Business Combinations. As a result of the annual impairment test performed as of October 1, 2021, the Company determined that there were no indications of impairment related to the RNG segment's goodwill. No impairment of goodwill was recorded during the years ended December 31, 2021 and 2020.
Intangible Assets
Intangible assets consist of biogas rights agreements, off-take agreements, O&M contracts, an RNG purchase contract, customer relationships and trade names that were recognized as a result of the allocation of the purchase price under business acquisitions based on their future value to the Company, and such intangible assets will be amortized over their estimated useful lives. The biogas rights agreements have various renewal terms in their underlying contracts that are factored into the useful lives when amortizing the intangible asset.
Intangible assets consist of the following as of December 31, 2021 and 2020:

(in thousands)	2021
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$603,868	$8,237	$595,631
Electricity off-take agreements	26,511	749	25,762
Operations and maintenance contracts	8,620	173	8,447
RNG purchase contract	10,290	1,959	8,331
Customer relationships	350	140	210
Trade names	150	60	90
Total	$649,789	$11,318	$638,471

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2020
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$8,293	$—	$8,293
Customer relationships	350	70	280
Trade names	150	30	120
Total	$8,793	$100	$8,693
Total amortization expense was approximately $9.3 million and $0.1 million for the year ended December 31, 2021 and 2020, respectively, excluding the $2.0 million of amortization of the RNG purchase contract for the year ended December 31, 2021 that is amortized to cost of energy.
Estimated future amortization expense, including amortization classified as cost of energy expense, for years ended December 31 is as follows:

(in thousands)
2022	$39,539
2023	35,521
2024	33,729
2025	33,629
2026	33,533
Thereafter	462,520
Total	$638,471
Below-Market Contracts
As a result of the Aria Merger, the Company assumed certain fixed-price sales contracts that were below current and future market prices at the Closing Date. The contracts were recorded at fair value and are classified as other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2021.

	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$4,360	$142,630
The below-market contract amortization was $4.4 million for the year ended December 31, 2021 and was recognized as an increase to revenues since it relates to the sale of RNG and related Environmental Attributes. The annual amortization is expected to be approximately $14.8 million for each of the next 5 years.
NOTE 10 – Commitments
Operating Leases
The Company has entered into warehouse, facility, and various office leases with third parties for periods ranging from one to eleven years.

The Company also entered into a related-party office lease as a result of its acquisition of interest in GCES in 2020. During the year ended December 31, 2021, the Company paid $0.2 million under this related-party lease that expires in May 2022.
For the years ended December 31, 2021 and 2020, the Company recognized rent expense of $0.4 million and $0.2 million, respectively.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

(in thousands)
2022	$1,465
2023	1,893
2024	1,831
2025	1,843
2026	1,875
Thereafter	12,448
Total future minimum lease payments	$21,355
Other Commitments
The Company has various long-term contractual commitments pertaining to its biogas rights agreements. Excluding the evergreen contracts, these agreements expire at various dates through 2045.
NOTE 11 – Debt
The Company's outstanding debt consists of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
New Credit Agreement - Term Loan	$218,625	$—
Wilmington Trust – 4.47% Term Note	60,828	—
Wilmington Trust – 3.75% Term Note	72,542	—
Comerica Bank – Specific Advance Facility Note	—	4,320
Comerica Term Loan	—	12,000
Kubota Corporation – Term Notes	—	46
	351,995	16,366
Less unamortized debt issuance costs	(9,221)	(291)
Long-term debt less debt issuance costs	342,774	16,075
Less current maturities, net	(11,378)	(1,302)
Total long-term debt	$331,396	$14,773
Scheduled future maturities of long-term debt principal amounts are as follows:

(in thousands)
2022	$12,752
2023	17,108
2024	17,371
2025	17,598
2026	185,607
Thereafter	101,559
Total	$351,995

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Debt
The Company estimates the fair value of fixed-rate term loans based on quoted market yields for similarly rated debt instruments in an active market, which are considered a Level 2 input in the fair value hierarchy. As of December 31, 2021, the estimated fair value of the Company's outstanding debt was approximately $353.1 million.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Energy Operating LLC, a Delaware limited liability company (f/k/a LFG Buyer Co, LLC) (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, Archaea Borrower received total proceeds of $220 million under Term Loan. Archaea Borrower had outstanding borrowings under the Term Loan of $218.6 million at an interest rate of 3.35% as of December 31, 2021. As of December 31, 2021, the Company had issued letters of credit under the New Credit Agreement of $14.2 million and there were no borrowings under the Revolver, resulting in available borrowing capacity of $235.8 million under the Revolver.
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
Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai Energy, LLC (“Assai Energy”) entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the “3.75% Notes”). Interest on the 3.75% Notes is payable quarterly in arrears, and the 3.75% Notes mature on September 30, 2031. On April 5, 2021, Assai Energy entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the “4.47% Notes” and, together with the 3.75% Notes, collectively the “Assai Notes”). Interest is payable quarterly in arrears, and the 4.47% Notes mature on September 30, 2041. As of December 31, 2021, Assai Energy received total proceeds of $133.4 million from the Assai Notes of which approximately $30.0 million was used to complete the acquisition of PEI. The remaining proceeds are expected to be used to fund the continued development of the Assai production facility.
Wilmington Trust, National Association is the collateral agent for the secured parties for the Assai Notes. The Assai Notes are secured by all Assai plant assets and plant revenues and a pledge of the equity interests of Assai Energy. Cash received from the Assai Notes is restricted for use on Assai related costs and cannot be used for general corporate purposes.
Line of Credit
The Company had a revolving line of credit agreement with Comerica Bank (“Comerica”) that provided for maximum borrowings of $8.0 million. The Company had no outstanding balance on the line of credit as of December 31, 2020, and the line of credit was paid off in full and terminated at the closing of the Business Combinations.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Secured Promissory Notes
On July 15 and July 26, 2021, Archaea Holdings LLC entered into several secured promissory notes with certain lenders, including related parties to the Company, in the aggregate principal amount of approximately $30.0 million, including promissory notes totaling approximately $16.5 million bearing interest at 20% per annum, and promissory notes totaling approximately $13.5 million bearing interest at 7.5% per annum. All unpaid principal and unpaid accrued interest of the foregoing promissory notes were due the earlier of (a) the one-year anniversary of the respective issuance date (July 15, 2022 or July 26, 2022), (b) the closing date of the Business Combinations, or (c) the date on which all amounts under promissory notes shall become due and payable in the event of the Company’s default. The promissory notes bearing interest at 20% per annum included a guaranteed minimum interest payment of approximately $1.0 million in aggregate. These promissory notes were repaid in full at the closing of the Business Combinations.
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
Pursuant to the Boyd County Credit Agreement, Comerica made available to the borrowers a $5.0 million secured specific advance facility loan (the “SAF Loan”) and a $12.0 million secured term loan (the “Comerica Term Loan”). The SAF Loan and the Comerica Term Loan bear interest at LIBOR plus 4.5%. In addition to the Comerica Term Loan and the SAF Loan, Comerica has also made available to the borrowers a corporate credit card program with a credit limit of $3.5 million for use by the borrowers in connection with the operation of the business. As of December 31, 2021 and December 31, 2020, the Company received total proceeds under the SAF Loan and Comerica Term Loan of approximately $17.0 million and approximately $16.3 million, respectively. The Boyd County Credit Agreement, including the SAF Loan and the Comerica Term Loan, was repaid in full at the closing of the Business Combinations.
Noble Environmental, Inc., a related party of Archaea, guaranteed Archaea Holding’s and BRPP's obligations under the Boyd County Credit Agreement (the “Noble Guaranty”). In consideration of Noble furnishing the Noble Guaranty, Noble required that Archaea Holdings and BRPP incur a guaranty fee. The guaranty fee is accrued on the face value of the guaranteed obligation, which shall accrue interest at a 20% interest rate subject to adjustments. The guaranty fee was evidenced by a promissory note dated November 10, 2020 made by Archaea Holding and BRPP payable to Noble Environmental Inc. (the “Noble Note”). The Noble Note aggregate balance of $3.2 million was repaid in full at the closing of the Business Combinations.
Paycheck Protection Program Loan
During 2020, the Company received a $0.2 million loan and GCES received a $0.5 million loan from the Small Business Administration (“SBA”) as provided for under the Paycheck Protection Program (“Program”) established in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020. The Company utilized the loan proceeds in accordance with established Program guidelines which would result in forgiveness of the full amount of the loan. The forgiveness of the loan resulted in no interest being charged to the Company.
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

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of December 31, 2021 and 2020:

(in thousands)	2021	2020
Accrued expenses	$16,638	$5,957
Accrued capital expenditures	16,609	—
Derivative liabilities	771	—
Payroll and related costs	7,683	—
Accrued interest	738	590
Contract liabilities	505	1,423
Other current liabilities	3,335	300
Total	$46,279	$8,270
NOTE 13 – Derivative Instruments
Warrant Liabilities
The Public Warrants, Forward Purchase Warrants, and Private Placement Warrants contain exercise and settlement features that preclude them from being classified within in shareholders’ equity, and therefore are recognized as derivative liabilities. The Company recognizes these warrant instruments as liabilities at fair value with changes in fair value included within other income (loss) in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. As of the Business Combinations, the Company had 12,112,492 total Public Warrants and Forward Purchase Warrants (together the “Redeemable Warrants”) and 6,771,000 Private Placement Warrants outstanding. The Redeemable Warrants had an exercise price of $11.50 per share, subject to adjustments, and expired on September 15, 2026, or earlier upon redemption or liquidation. The Redeemable Warrants became exercisable on October 26, 2021.

The warrants contained a feature that if the last sale price of the Class A Common Stock equals or exceeds $10.00 per share on the last trading day before the notice of redemption is sent to the warrant holders, the Company may redeem the Redeemable Warrants for cash at a price of $0.10 per warrant. During the 30-day redemption period in this instance, warrant holders can elect to exercise their warrants on a cash or cashless basis.
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
In November 2021, the $18.00 trigger was met, and the Company issued a redemption notice to the holders of our Redeemable Warrants stating the Company would redeem all of our Redeemable Warrants to purchase shares of our Class A Common Stock, that remain outstanding at 5:00 p.m., New York City time, on December 6, 2021 for a redemption price of $0.10 per Warrant. The Public Warrants were issued under the Warrant Agreement, dated October 21, 2020, by and

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
among the Company, LFG Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as warrant agent, as part of the units sold in the IPO. The Forward Purchase Warrants were issued to Atlas Point Energy Infrastructure Fund, LLC in a private placement simultaneously with the consummation of Business Combinations. During the redemption period, 9,114,403 Public Warrants and all 250,000 Forward Purchase Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, generating a total proceeds of $107.7 million to the Company. Additionally, 2,724,515 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 983,520 shares of Class A Common Stock. The remaining 23,574 unexercised and outstanding Public Warrants were redeemed for $0.10 per Public Warrant. At December 8, 2021, all Redeemable Warrants had been exercised or redeemed, and the ticker symbol of Public Warrants traded on the NYSE was removed.
To minimize dilution to its existing stockholders as a result of the warrant exercises, the Company used cash proceeds received from exercises of Redeemable Warrants to repurchase 6,101,449 shares of Class A Common Stock from Aria Renewable Energy Systems LLC at a pre-negotiated price of $17.65 per share.

The Private Placement Warrants remain outstanding as of December 31, 2021, and each is exercisable to purchase one share of Class A Common Stock or, in certain circumstances, one Class A Opco Unit and corresponding share of Class B Common Stock. The Private Placement Warrants expire on September 15, 2026, or earlier upon redemption or liquidation. Private Placement Warrants are nonredeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. There were no Private Placement Warrants transfers as of December 31, 2021.
Prior to their exercise, the fair value of the Redeemable Warrants was based on observable listed prices on the NYSE for such warrants (a Level 1 measurement). The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model (a Level 3 measurement).
The Company used the following assumptions to estimate the fair value of the Private Placement Warrants:

	As of September 15, 2021 at Initial Measurement	December 31, 2021
Stock price	$18.05	$18.28
Exercise price	$11.50	$11.50
Volatility	45.8%	46.0%
Expected term (years)	5.0	4.7
Risk-free interest rate	0.79%	1.21%
The change in the fair value of the warrant liabilities is recognized in gain (loss) on derivative contracts in the consolidated statement of operations. The changes in the Redeemable Warrants and Private Placement Warrants liabilities through December 31, 2021 are as follows:

(in thousands)
Warrant liabilities as of September 15, 2021 (Closing Date)	$150,153
Change in fair value	3,015
Less fair value of warrants exercised or redeemed	(85,878)
Warrant liabilities as of December 31, 2021	$67,290
Natural Gas Swap
In conjunction with the Business Combinations, the Company assumed a natural gas variable to fixed priced swap agreement entered into by Aria. The Company is the fixed price payer under the swap agreement that provides for monthly net settlements thorough the termination date of June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. The agreement has a remaining notional of 327,600 MMBtu as of December 31, 2021.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company received cash payments of $0.1 million for the natural gas swap for the period from the Closing Date through December 31, 2021.
Changes in the fair values and realized gains (losses) for the natural gas swap are recognized in gain (loss) on derivative contracts in the consolidated statement of operations. Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the remaining life of the contract (a Level 2 measurement), with an adjustment for each counterparty’s credit rate risk.
Interest Rate Swap
In December 2021, the Company entered into an interest rate swap that locks in payments of a fixed interest rate of 1.094% in exchange for a floating interest rate that resets monthly based on LIBOR. The interest rate swap was not designated as a hedging instrument, and net gains and losses are recognized currently in gain (loss) on derivative contracts. The interest rate swap notional begins at $109.3 million and declines over the term of the swap ending at $94.9 million as of the December 2024 contract termination date.
The following summarizes the balance sheet classification and fair value of the Company’s derivative instruments as of December 31, 2021 and 2020 :

(in thousands)	2021	2020
Other non-current assets
Interest rate swap asset	$439	$—
Total derivative assets	$439	$—
Accrued and other current liabilities
Natural gas swap liability	$44	$—
Interest rate swap liability	727	—
Derivative liabilities
Natural gas swap liability	134	—
Warrant liabilities	67,290	—
Total derivative liabilities	$68,195	$—
The following table summarizes the income statement effect of gains and losses related to derivative instruments for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Gain (loss) on natural gas swap contract	$(424)	$—
Gain (loss) on warrant liabilities	(3,015)	—
Gain (loss) on interest rate swap contract	(288)	—
Total	$(3,727)	$—
NOTE 14 – Asset Retirement Obligations
The Company has asset retirement obligations (“ARO”) associated with the future environmental remediation responsibility to restore the land and remove biogas plants and related facilities within one year of the expiration of certain operating lease agreements. The fair value of the ARO is measured using expected cash outflows associated with the ARO, adjusted for inflation and discounted at our credit-adjusted risk-free rate when the liability is initially recorded. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. ARO estimates are derived from historical costs and management’s expectations of future cost elements, and therefore, the Company has designated these liabilities as Level 3 financial liabilities. The significant inputs to this fair value measurement include cost estimates of asset removals, site clean-up, transportation and remediation costs, inflation estimates, and the Company's credit-adjusted risk-free rate.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes changes in the Company’s ARO liabilities for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Balance at beginning of period	$306	$—
Liabilities acquired(1)	3,580	—
Liabilities incurred	706	306
Accretion expense	85	—
Balance at end of period	$4,677	$306
(1) Liabilities acquired relate to asset retirement obligations assumed in the Aria Merger. See “Note 4 - Business Combinations and Reverse Recapitalization.”
NOTE 15 – Fair Value Measurements
Fair Values - Recurring
The Company’s Public Warrants and Private Placement Warrants were assumed in connection with the Business Combinations and are accounted for as liabilities carried at fair value prior to their exercise. The fair value of the Public Warrants was based on observable listed prices on the NYSE. Therefore, the Company designated the Public Warrant liabilities as Level 1 financial liabilities prior to their exercise. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing model with observable and estimated inputs. Therefore, the Company has designated the Private Placement Warrant liabilities as Level 3 financial liabilities for which there is no current market such that the determination of fair value requires significant judgement or estimation. See “Note 13 - Derivatives Instruments” for quantitative inputs and assumptions for fair value measurements of the Private Placement Warrants.
The Company has a natural gas variable to fixed-priced swap agreement that is accounted for as a derivative. Changes in fair value of such agreement are recognized in earnings. The fair value of the Company’s natural gas derivative instruments are measured using an industry-standard pricing model, and the fair value of the natural gas derivative was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the life of the contract, and adjusted for each counterparty's credit rate risk, which are considered as Level 2 measurement.
The Company entered into an interest rate swap in December 2021, that locks in a fixed interest rate of 1.094% in exchange for a floating interest rate that resets monthly based on LIBOR, and net gains and losses are recognized currently in gain (loss) on derivative contracts. The fair value of the Company’s interest rate swap is measured using observable benchmark rates at commonly quoted intervals for the term of interest rate swap contracts, which is considered a Level 2 measurement.
There were no outstanding derivative instruments as of December 31, 2020.
The following table summarizes the outstanding derivative instruments and the fair value hierarchy for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Assets
Interest rate swap	$—	$439	$—	$439
Liabilities
Private Placement Warrant liabilities	$—	$—	$67,290	$67,290
Natural gas swap	—	178	—	178
Interest rate swap	—	727	—	727

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments Fair Value
As of December 31, 2021 and 2020, the fair value of other financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, and accrued and deferred expenses approximate the carrying values because of the short-term maturity of those items. See “Note 11 - Debt” for the fair value of the Company's debt.
Fair Values - Nonrecurring
The Company applies the provisions of the fair value measurement standard on a nonrecurring basis to non-financial assets and liabilities, including goodwill, assets acquired and liabilities assumed in business combinations, below-market contracts, and asset retirement obligations. These assets and liabilities are not measured at fair value on a recurring basis but are subject to fair value adjustments when facts and circumstances arise that indicate a need for remeasurement.
The fair value measurements of goodwill, assets acquired and liabilities assumed, including below-market contracts assumed, in the business combinations are measured on a nonrecurring basis on the acquisition date based on inputs that are not observable in the market, and therefore, represent Level 3 inputs and measurements. See “Note 9 - Goodwill and Intangible Assets” and “Note 4 - Business Combinations and Reverse Recapitalization”.
The fair value of the asset retirement obligations is measured using expected cash outflows associated with the ARO, adjusted for inflation and discounted at our credit-adjusted risk-free rate when the liability is initially recorded. ARO estimates are derived from historical costs and management’s expectations of future cost elements, and therefore, represent Level 3 measurements. See “Note 14 - Asset Retirement Obligations.”
There were no transfers between fair value hierarchy levels for the years ended December 31, 2021 and 2020.
NOTE 16 – Redeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Class A Opco Units, including units issued in connection with the Business Combinations and units owned by the Sponsor, Atlas or Company directors. As of December 31, 2021, the Company directly owned approximately 54.5% of the interest in Opco and the redeemable noncontrolling interest was 45.5%. Holders of Class A Opco Units other than Archaea own an equal number of shares of Class B Common Stock and have a redemption right, subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. Due to the cash redemption provisions of the redemption right, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
Stockholders' Equity

Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.
Class A Common Stock and Class B Common Stock
The Company is authorized to issue 900.0 million shares of Class A Common Stock with a par value of $0.0001 per share. The Company is authorized to issue 190.0 million shares of Class B Common Stock with a par value of $0.0001 per share. Class B Common Stock represents a non-economic interest in the Company.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of Class A Common Stock and Class B Common Stock activity for the year ended December 31, 2021:

(in shares)	Class A Common Stock	Class B Common Stock
Outstanding at beginning of period	—	—
Reverse recapitalization and PIPE Financing	52,847,195	5,931,350
Issued to Legacy Archaea Holders	—	23,000,000
Issued in Aria Merger	—	33,350,385
Issued for warrant exercises	10,347,923	—
Exchange of Class B Common Stock for Class A Common Stock	7,943,621	(7,943,621)
Retirement of Class A Common Stock repurchased	(6,101,449)	—
Issued for vested RSUs	84,910	—
Outstanding at end of period	65,122,200	54,338,114
Voting Rights
Holders of the Class A Common Stock and holders of the Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters.
Nonredeemable Noncontrolling Interest
Noncontrolling interest included the portion of equity ownership in GCES that was not attributable to the unitholders of Opco. The remaining interest in GCES was acquired by Opco in December 2021.
NOTE 17 – Share-Based Compensation
In connection with Business Combinations, the Company adopted the 2021 Omnibus Incentive Plan (the “Plan”). The Company may grant restricted stock, RSUs, incentive and non-qualified stock options, stock appreciation rights, performance awards, stock awards and other stock-based awards to officers, directors, employees and consultants under the terms of the Plan. There are 11.3 million shares authorized under the plan as of December 31, 2021, and approximately 10.4 million shares remain available for future issuance as of December 31, 2021. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.
Restricted Stock
On December 29, 2021, the Company granted a total of 991,020 RSUs to certain employees, officers, and non-employee directors. One RSU award was fully vested on the grant date, the RSUs issued to the non-employee directors vested in full on January 1, 2022, and the remaining RSUs issued vest over periods ranging from 6 months to 3 years from the Business Combinations Closing Date. RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
For the year ended December 31, 2021 and 2020, the Company recognized $2.7 million and zero of share-based compensation expense respectively related to RSUs. At December 31, 2021, there was $14.4 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.5 years.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes RSUs activity for the year ended December 31, 2021:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	—	$—
Granted	991,020	$17.23
Vested (1)	(140,000)	$17.23
Forfeited	—	$—
Outstanding at December 31, 2021	851,020	$17.23
____________________________
(1) Vested RSUs include 55,090 units that were not converted into Class A Common Stock due to net share settlements to cover employee withholding taxes.
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
Series A Incentive Plan activities related to unvested units during the year ended December 31, 2021 were as follows:

	Series A Incentive Units	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2020	4,500	$—
Granted	1,500	$1,565.90
Forfeited	(250)	$—
Vested	(5,750)	$408.52
Outstanding at December 31, 2021	—	$—
For the years ended December 31, 2021 and 2020, Legacy Archaea recognized compensation expense of $2.3 million and zero, respectively, related to Series A units awards. As a result of the Business Combinations, the Series A Incentive Plan is no longer applicable to the Company.
NOTE 18 – Employee Benefit Plans
401(k) Plans
The Company maintains two separate qualified tax deferred 401(k) plans that cover all employees who meet the one of 401(k) plan’s eligibility requirements. The Company matches up to 100% of each participant’s contribution up to a maximum of 5% of the participant’s eligible compensation.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postretirement Obligations
Effective with the Business Combinations, the Company sponsors an unfunded defined benefit health care plan that provides postretirement medical benefits to certain legacy Aria full-time employees who meet minimum age and service requirements.
The following table sets forth changes in the plan’s benefit obligations:

(in thousands)	2021	2020
Benefit obligation at beginning of year	$—	$—
Addition due to Business Combinations	3,567	—
Service cost	11	—
Interest cost	27	—
Net actuarial (gain) loss	(917)	—
Net benefits paid	(71)	—
Benefit obligation at end of year	$2,617	$—
Amounts recognized in the consolidated balance sheets as of December 31, 2021 and 2020, consist of:

(in thousands)	2021	2020
Accrued benefit liability	$2,617	$—
Net periodic benefit cost recognized in the consolidated statements of comprehensive loss was as follows:

(in thousands)	2021	2020
Service cost	$11	$—
Interest cost	27	—
Net actuarial (gain) loss	(917)	—
Net periodic benefit cost	$(879)	$—
The discount rate assumption for the net periodic benefit cost for 2021 was 2.62% and the discount rate assumption for the benefit obligation as of December 31, 2021 was 2.56%.
Estimated future benefit payments for the next 10 years are as follows for the years ended December 31:

(in thousands)
2022	$206
2023	162
2024	150
2025	142
2026	147
2027 to 2031	745
NOTE 19 – Risk and Uncertainties
The Company maintains at a financial institution cash and cash equivalents that may periodically exceed federally insured limits. It is the opinion of management that the solvency of the financial institution is not of particular concern currently. As such, management believes the Company is not exposed to any significant credit risk related to cash and cash equivalents.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – Provision for Income Tax
The components of income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

(in thousands)	2021	2020
Current
Federal	$—	$—
State	—	—
Deferred
Federal	—	—
State	—	—
Income tax expense	$—	$—
The Company recognized federal and state income tax expense of $0 million and $0 million during the years ended December 31, 2021 and 2020, respectively. The Company did not record a tax provision for the year ended December 31, 2020 primarily due to Archaea Energy LLC's status as a pass-through entity for U.S. federal income tax purposes.

A reconciliation of income tax expense from operations to the federal statutory rate for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	2021	2020
Income (loss) before income taxes (all domestic)	$(30,921)	$(2,236)
U.S. federal statutory tax rate	21%	21%
Income taxes computed at federal statutory rate	$(6,493)	$(470)
State and local taxes	(183)	4
Income taxes computed at the federal statutory rate on net income (loss) from pass-through entities not attributable to Class A Common Stock	4,657	648
Change in valuation allowance	1,832	(80)
PPP loan forgiveness - nontaxable	—	(102)
Other	187	—
Income tax expense	$—	$—
The effective tax rates were 0% for the year ended December 31, 2021, and 0% for the year ended December 31, 2020. The difference between the Company’s effective tax rate for the year ended December 31, 2021, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. and State deferred tax assets, income (loss) from pass-through entities not attributable to Class A Common Stock, and state and local taxes.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss and tax credit carryforwards. Significant items comprising the net deferred tax assets at December 31, 2021 and 2020 were:

(in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$3,430	$194
Investment in partnership ("Outside Basis Deferred Tax Asset") (1)	51,799	—
Other	110	46
	55,339	240
Valuation allowance	(55,224)	(109)
Deferred tax assets, net of valuation allowance	115	131
Deferred tax liabilities
Depreciation	—	47
Intangible assets	115	84
	115	131
Net deferred tax asset	$—	$—
_______________________
(1) This amount is the deferred tax asset the Company recognizes for its book to tax basis difference in its investment in Opco.

At December 31, 2021, Archaea Energy Inc. and certain subsidiaries had federal and state net operating loss carryforwards of approximately $15.1 million and $7.2 million, respectively, which will be able to offset future taxable income. The U.S. federal losses will be carried forward indefinitely. State net operating losses have carryover periods ranging from 10 years to unlimited periods.
As of December 31, 2021, the Company determined it is not more likely than not the Company’s net deferred tax assets will be realized due to significant negative evidence such as cumulative losses and continues to maintain a full valuation allowance. The valuation allowance for the Company increased by $55.1 million in the year ended December 31, 2021, compared to a decrease of $0.1 million in the year ended December 31, 2020. The increase is related to the valuation allowance applied to deferred tax assets resulting from the Business Combinations, deferred tax assets relating to the acquisition of additional interests in Opco during the fourth quarter, and additional operating losses incurred during 2021. The Company and its subsidiaries file U.S. federal income tax returns and tax returns in various states. The Company is not under any material audits in any jurisdiction.
There are no uncertain tax benefits recorded as of December 31, 2021 and 2020.
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact to its income tax for the year ended December 31, 2021. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress could impact our tax provision in future periods.
Additionally, the CARES Act is an economic emergency aid package to help mitigate the impact of the COVID-19 pandemic. The Company implemented certain provisions of the CARES Act, specifically securing loans under the Paycheck Protection Program. All amounts outstanding under such loans have been forgiven as of December 31, 2021.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – Net Earnings (Loss) Per Share
The Archaea Merger was accounted for as a reverse recapitalization and is treated as the equivalent of Legacy Archaea receiving proceeds for the issuance of the outstanding Class A and Class B shares, as well as the warrants, of Rice Acquisition Corp. accompanied by a recapitalization. Therefore, Class A Common Stock is deemed to be outstanding beginning at the Closing due to the reverse recapitalization.
The Company’s basic earnings per share (“EPS”) of Class A Common Stock is computed based on the average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effects of the Company’s outstanding RSUs and Public Warrants, Forward Purchase Warrants, and Private Placement Warrants, as appropriate prior to their exercise if applicable, unless the effects are anti-dilutive to EPS.
The following provides a reconciliation between basic and diluted EPS attributable to Class A Common Stock for the years ended December 31, 2021 and 2020.

(in thousands, except per share amounts)	2021	2020
Net income (loss) attributable to Class A Common Stock	$(5,153)	$—
Class A Common Stock
Average number of shares outstanding - basic	56,466	—
Average number of shares outstanding - diluted	56,466	—
Net income (loss) per share of Class A Common Stock
Basic and diluted	$(0.09)	$—
The following potential common shares were excluded from diluted EPS in 2021 as the Company had a net loss for the year: 15,303,946 weighted-average warrants and 159,751 weighted-average RSUs.
NOTE 22 - Contingencies
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
NOTE 23 – Segment Information
The Company’s two reporting segments for the years ended December 31, 2021 and 2020 are RNG and Power. The Company’s chief operating decision maker evaluates the performance of its segments based on operational measures including revenues, net income and EBITDA.

ARCHAEA ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
Year ended December 31, 2021
Revenue	$51,024	$20,285	$5,817	$77,126
Intersegment revenue	—	872	(872)	—
Total revenue and other income	51,024	21,157	4,945	77,126
Equity investment income, net	5,042	641	(30)	5,653
Net income (loss)	17,362	(1,492)	(46,791)	(30,921)
Interest expense	490	—	4,307	4,797
Depreciation, amortization and accretion	10,029	5,718	278	16,025
EBITDA	$27,881	$4,226	$(42,206)	$(10,099)

December 31, 2021
Goodwill	$29,211	$—	$—	$29,211

Year ended December 31, 2020
Revenue	$34	$—	$6,489	6,523
Intersegment revenue	—	—	—	—
Total revenue and other income	34	—	6,489	6,523
Equity investment income, net	—	—	—	—
Net income (loss)	(1,125)	(11)	(1,100)	(2,236)
Interest expense	—	—	20	20
Depreciation, amortization and accretion	3	—	134	137
EBITDA	$(1,122)	$(11)	$(946)	$(2,079)

December 31, 2020
Goodwill	$2,754	$—	$—	$2,754
Major Customers

No single customer accounted for more than 10% of the Company's revenues and other income in 2021 and 2020.
NOTE 24 – Related Party Transactions
Engineering, Procurement and Construction Contract
Assai Energy, LLC (a wholly owned subsidiary of the Company) entered into a construction service and project guarantee agreement with Noble Environmental Specialty Services, LLC (“NESS”) (a wholly owned subsidiary of Noble). NESS is responsible for constructing an RNG plant located at the Keystone Landfill, near Scranton, PA. The total contract price for the engineering, procurement and construction (“EPC”) contract is $19.9 million. As of December 31, 2021, the Company has paid a total of $17.9 million to NESS under the EPC contract. The Company also reimbursed NESS $5.8 million for costs outside the EPC related to the Assai project. This agreement is considered to be a related party transaction due to the owners of NESS also being certain employees of the Company. As of December 31, 2021, the Company had a related party balances with NESS including a payable of $1.5 million and a receivable of $0.2 million.
O&M Contracts with Mavrix JV
The Company provides O&M services to the Mavrix JV and recognized revenues of $0.4 million for the period from the Business Combinations thorough December 31, 2021. As of December 31, 2021, the Company had a related party balances with Mavrix including a payable of zero and a receivable of $0.4 million.

Predecessor - Aria Energy LLC Financial Statements

Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria's consolidated statements of operations for the periods January 1 to September 14, 2021, and the year ended December 31, 2020, and the consolidated balance sheets as of September 14, 2021 and December 31, 2020. See Archaea Energy Inc.’s “Note 4 - Business Combinations and Reverse Recapitalization” for additional information.
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Aria Energy LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aria Energy LLC and subsidiaries (the Company) as of September 14, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the period from January 1, 2021 through September 14, 2021 and the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 14, 2021 and December 31, 2020, and the results of its operations and its cash flows for the period from January 1, 2021 through September 14, 2021 and the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Detroit, Michigan
March 18, 2022

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Balance Sheets

(in thousands)	September 14, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$4,903	$14,257
Accounts receivable	27,338	20,727
Inventory	9,015	7,770
Prepaid expenses and other current assets	3,834	3,768
Assets held for sale	—	70,034
Total Current Assets	45,090	116,556
Property and equipment, net	63,829	70,759
Intangible assets, net	117,737	126,922
Equity method investments	86,200	77,993
Other noncurrent assets	882	689
Total Assets	$313,738	$392,919

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$2,439	$1,570
Current portion of long-term debt, net	90,430	102,831
Accrued and other current liabilities	25,210	25,736
Liabilities held for sale	—	12,534
Total Current Liabilities	118,079	142,671
Long-term debt, net	—	136,593
Derivative liabilities	—	1,268
Below-market contracts	3,935	5,769
Asset retirement obligations	3,580	3,408
Other long-term liabilities	5,351	5,150
Total Liabilities	130,945	294,859
Commitments and contingencies
Equity
Controlling interest
Class A units	299,327	299,327
Class B units	19,327	19,327
Class C units	1	1
Retained loss	(134,726)	(218,957)
Accumulated other comprehensive loss	(1,136)	(1,349)
Total Controlling Interest	182,793	98,349
Noncontrolling interest	—	(289)
Total Equity	182,793	98,060
Total Liabilities and Equity	$313,738	$392,919

The accompanying notes are an integral part of these consolidated financial statements (Predecessor)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Operations

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Revenues and Other Income
Energy revenue	$120,250	$132,580
Construction revenue	32	9,983
Amortization of intangibles and below-market contracts	(2,693)	(3,682)
Total Revenues and Other Income	117,589	138,881
Equity Investment Income, net	19,777	9,298
Cost of Sales
Cost of energy	56,291	72,519
Cost of other revenues	30	9,507
Depreciation, amortization and accretion	15,948	30,564
Total Cost of Sales	72,269	112,590
Gain on disposal of assets	(1,347)	—
Impairment of assets	—	25,293
General and administrative expenses	33,737	20,782
Operating Income (Loss)	32,707	(10,486)
Other Income (Expense)
Interest expense, net	(10,729)	(19,305)
Gain (loss) on derivative contracts	1,129	(135)
Gain on extinguishment of debt	61,411	—
Other income	2	3
Total Other Income (Expense)	51,813	(19,437)
Net Income (Loss)	84,520	(29,923)
Net income attributable to noncontrolling interest	289	78
Net Income (Loss) Attributable to Controlling Interest	$84,231	$(30,001)

The accompanying notes are an integral part of these consolidated financial statements (Predecessor)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Comprehensive Income

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Net Income (Loss)	$84,520	$(29,923)
Other Comprehensive Income (Loss)
Net actuarial income	213	(45)
Other Comprehensive Income (Loss)	84,733	(29,968)
Comprehensive income attributable to noncontrolling interest	289	78
Comprehensive Income (Loss) Attributable to Controlling Interest	$84,444	$(30,046)

The accompanying notes are an integral part of these consolidated financial statements (Predecessor)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Equity

	Controlling Interest
(in thousands)	Class A Units	Class B Units	Class C Units	Retained Earnings (Loss)	Accumulated Other Comprehensive (Loss) Income	Total Controlling Interest	Noncontrolling Interest	Total Equity
Balance – December 31, 2019	$299,327	$19,327	$1	$(188,956)	$(1,304)	$128,395	$(266)	$128,129
Net income (loss)	—	—	—	(30,001)	—	(30,001)	78	(29,923)
Adjustments for postretirement plan	—	—	—	—	(45)	(45)	—	(45)
Distributions to noncontrolling interest	—	—	—	—	—	—	(101)	(101)
Balance – December 31, 2020	299,327	19,327	1	(218,957)	(1,349)	98,349	(289)	98,060
Net income (loss)	—	—	—	84,231	—	84,231	289	84,520
Adjustments for postretirement plan	—	—	—	—	213	213	—	213
Balance – September 14, 2021	$299,327	$19,327	$1	$(134,726)	$(1,136)	$182,793	$—	$182,793

The accompanying notes are an integral part of these consolidated financial statements (Predecessor)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Cash Flows

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Cash flows from operating activities
Net income (loss)	$84,520	$(29,923)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	15,948	30,564
Impairment of assets	—	25,293
Gain on disposal of assets	(1,573)	—
Amortization of debt origination costs	699	1,382
Amortization of intangibles and below-market contracts	859	1,238
Return on investment in equity method investments	19,518	13,016
Equity in earnings of equity method investments	(19,777)	(8,823)
Change in fair value of derivatives	(1,268)	(1,246)
Gain on extinguishment of debt	(61,411)	—
Net periodic postretirement benefit cost	106	106
Changes in operating assets and liabilities:
Accounts receivable	(4,728)	(5,835)
Inventory	(1,318)	(140)
Prepaid expenses and other assets	(143)	(966)
Other non-current assets	(196)	368
Trade accounts payable	478	(131)
Accrued and other current liabilities	19,231	6,126
Net cash provided by operating activities	50,945	31,029
Cash flows from investing activities
Purchase of property and equipment	(2,318)	(2,324)
Contributions to equity method investments	(8,430)	(13,020)
Net cash used in investing activities	(10,748)	(15,344)
Cash flows from financing activities
Payments on note payable and revolving credit agreement	—	(16,408)
Proceeds from revolving credit agreement	—	8,000
Payments on long-term debt	(49,551)
Distributions to noncontrolling interest	—	(101)
Net cash used in financing activities	(49,551)	(8,509)
Net increase (decrease) in cash and cash equivalents	(9,354)	7,176
Cash and cash equivalents – beginning of period	14,257	7,081
Cash and cash equivalents – end of period	$4,903	$14,257
Supplemental cash flow information
Cash paid for interest	$5,940	$11,617
Noncash investing activities
Accruals of property and equipment incurred but not yet paid	$25	$151
The accompanying notes are an integral part of these consolidated financial statements (Predecessor)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Business - Predecessor
Aria Energy LLC and its subsidiaries (“Aria”) design, install, own, and operate long-lived energy projects. Aria was originally formed on September 6, 2007, as EIF Renewable Energy Holdings LLC, a Delaware LLC, headquartered in Novi, Michigan. Aria generates its revenue from customers located throughout the United States from the production and sale of electrical energy from LFG fuel engines and related Environmental Attributes, production and sale of RNG and related Environmental Attributes, operating and maintaining LFG projects owned by third parties, and constructing energy projects. Environmental Attributes include RECs in the power market and RINs and LCFS credits in the RNG market. Aria benefits from federal and state renewable fuel standards and federal compliance requirements for landfill owners and operators.
Funds managed by Ares EIF Management LLC held 94.35% of the ownership interests in Aria before the Closing of the Business Combinations.
The accompanying consolidated financial statements present the consolidated financial position and results of operations of Aria Energy LLC and its wholly owned subsidiaries.
NOTE 2 - Summary of Significant Accounting Policies - Predecessor
Basis of Presentation
The consolidated financial statements of Aria have been prepared on the basis of United States generally accepted accounting principles (“GAAP”). Certain amounts for prior years have been reclassified to conform to the current presentation
Segment Reporting
Aria reports segment information in two segments: RNG and Power. LFG fuel source is a common element, though Aria had a new RNG plant that was under construction as of the Closing that will utilize waste from dairy cattle. Aria managed RNG and electric production as separate operating groups and measured production output in terms of megawatt hours (MWh) for Power projects, and energy content is expressed as MMBtu for RNG. Other segment reporting considerations include:
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
•Aria operates RNG plants for its joint venture (JV) Mavrix LLC (“Mavrix”). These plants are operationally the same as wholly-owned plants.
•Construction activity is limited to wholly owned or JV plants. No construction activity is performed for third parties. Construction revenue only exists when building assets for non-consolidated subsidiaries.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.
Noncontrolling Interests
Noncontrolling interest represents the portion of equity ownership in subsidiaries that is not attributable to the equity holders of Aria Energy LLC. Noncontrolling interests are initially recorded at transaction price which is equal to their fair value and subsequently the amount is adjusted for the proportionate share of earnings and other comprehensive income attributable to the noncontrolling interests and any dividends or distributions paid to the noncontrolling interests. In the second quarter of 2021, noncontrolling interest was extinguished as part of the sale of LES Project Holdings LLC (“LESPH”).
Revenue Recognition
Aria generates revenue from the production and sale of electricity, gas, and their renewable energy attributes, and performance of other landfill energy services. Based on requirements of GAAP, a portion of revenue is accounted for under ASC 840, Leases, and a portion under ASC 606, Revenue from Contracts with Customers. Under ASC 840, revenue is recognized generally upon delivery of electricity, gas, and their related renewable Environmental Attributes. Under ASC 606, revenue is recognized upon the transfer of control of promised goods or services to the customer in an amount that reflects the consideration to which is expected to be entitled in exchange for those goods or services. Based on the terms of the PPAs, the amounts recorded under ASC 840 are generally consistent with revenue recognized under ASC 606. For the year-to-date period ended September 14, 2021, approximately 36% of revenue was accounted for under ASC 606 and 64% under ASC 840. For the year ended December 31, 2020, approximately 41% of revenue was accounted for under ASC 606 and 59% under ASC 840.
The following tables display Aria’s revenue by major source and by operating segment for the periods January 1 to September 14, 2021 and the year ended December 31, 2020:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
RNG, including RINs and LCFSs	$83,848	$75,143
Gas O&M service	974	—
Power, including RECs	31,217	46,434
Electric O&M service	4,211	11,003
Other	32	9,983
Total	$120,282	$142,563

Operating segments
RNG	$84,853	$85,126
Power	35,429	57,437
Total	$120,282	$142,563

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Below is a description of accounting policies for each revenue stream:
Electricity
Aria sells a portion of the electricity it generates under the terms of PPAs or other contractual arrangements which is included in energy revenue. Most PPAs are accounted for as operating leases under ASC 840, as the majority of the output under each PPA is sold to a single off-taker. The PPAs have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the electricity is delivered. PPAs that are not accounted for as leases are considered derivatives. Aria has elected the normal purchase normal sale exception for these contracts, and accounts for these PPAs under ASC 606. Revenue is recognized over time using an output method, as energy delivered best depicts the transfer of goods or services to the customer. Performance obligation for the delivery of energy is generally measured by MWh’s delivered based on contractual prices.
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
Gas
Aria sells the gas it generates pursuant to various contractual arrangements which is included in energy revenue. These gas sales are accounted for as operating leases under ASC 840, as the majority of the output under each contract is sold to a single off-taker. These agreements have no minimum lease payments and all of the rental income under these leases is recorded as revenue when the gas is delivered to the customer based on contractual prices.
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
Aria generates renewable fuel credits called renewable identification numbers, or RINs. Pipeline-quality RNG processed from LFG qualifies for RINs when delivered to a compressed natural gas fueling station. RINs are similar to RECs on the electric side in that they reflect the value of renewable energy as a means to satisfy regulatory requirements or goals. They are different in that RINs exist pursuant to a national program and not an individual state program. The majority of Aria’s RINs are generated by plants for which Aria has a PPA to sell all of the outputs and are therefore accounted for as operating leases in accordance with ASC 840, with revenue recognized when the fuel is produced and transferred to a third party.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Construction Type Contracts
Aria, on occasion, enters into contracts to construct energy projects. This contract revenue is recorded under ASC 606 over time, using an input method based on costs incurred.
Operation and Maintenance (O&M)
Aria provides O&M services at projects owned by third parties which are included in Energy revenue on Aria’s consolidated statement of operations. Revenue for these services is recognized under ASC 606. O&M revenue is recognized over time, using the output method, based on the production of electricity or RNG from the project.
PPA and O&M Contract Amortization
Through historical acquisitions, Aria had both above and below-market contracts from PPAs and O&M agreements related to the sale of electricity or delivery of services in future periods for which the fair value has been determined to be more or less than market. The amount above and below-market value is being amortized to revenue over the remaining life of the underlying contract which is included in Energy revenue on Aria’s consolidated statement of operations.
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

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments that extend the useful life of the assets are capitalized and depreciated over the remaining life of the assets. Maintenance and repair costs incurred by Aria are charged to expense as incurred in cost of energy. Changes in the assumption of useful lives of assets could have a significant impact on Aria’s results of operations and financial condition. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Interest incurred on funds borrowed to finance capital projects is capitalized until the project under construction is ready for its intended use. There was no interest capitalized for the year-to-date period ended September 14, 2021 and the year ended December 31, 2020.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Held for Sale
During 2020, Aria enacted a plan to sell LESPH, and accordingly, the business was classified as held for sale through December 31, 2020. An agreement to sell the membership interests of the business subsequently was executed on March 1, 2021. The sale of LESPH was completed on June 10, 2021. Proceeds from the sale were $58.5 million, which were sent to the lenders of the LESPH debt discussed in Note 6. As discussed further in Note 6, in connection with the sale, Aria was released from its obligations under the LESPH debt and a gain on the extinguishment of debt in the amount of $61.4 million was recorded in conjunction with the sale, which accounts for the proceeds received, the debt and interest payable relieved and settlement of LESPH intercompany balances. Aria recorded an ordinary gain on sale of assets in the amount of $1.3 million in the period ended September 14, 2021.
The assets and liabilities included in the consolidated balance sheet that are held for sale as of December 31, 2020 are as follows:

(in thousands)
Current assets
Accounts receivable	$2,092
Inventory	3,034
Related party accounts receivable and advances	88
Prepaid expenses and other current assets	686
Total current assets	5,900
Property and equipment – net	4,906
Intangible assets – net	82,179
Held for sale valuation allowance	(25,293)
Investment in joint ventures	2,342
Total assets held for sale	$70,034

Current liabilities
Accounts payable - trade	$824
Accrued and other current liabilities	2,066
Total current liabilities	2,890
Below-market contracts	6,060
Asset retirement obligations	3,584
Total liabilities	$12,534
Aria recorded a valuation allowance in relation to its sale of LESPH’s assets and liabilities. Given the characteristics of the cooperative sale process, this was treated as a separate transaction from the settlement of the debt (through the execution of the Mutual Release Agreement). Since the former will result in a loss, it is recognized as an impairment charge of $25.3 million in 2020.
The pre-tax net earnings (losses) associated with LEPSH, including the gain on extinguishment of debt and ordinary gain on sale of assets recognized in 2021, included in Aria’s consolidated statement of operations were $67.6 million and $38.4 million for the year-to-date period ended September 14, 2021 and the year ended December 31, 2020, respectively.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For purposes of testing for an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level of cash inflows and outflows largely independent of other assets is generally determined to be a project, which represents a single electrical or gas generation facility located at a single landfill site. The group of assets and liabilities at the project level includes property and equipment, intangible assets (relating to gas rights agreements specific to the project site and, if applicable, the PPA also specific to the project site), and liabilities associated with out of market contracts (out of market PPAs, if applicable).
There were no triggering events related to Aria’s projects in the period ended September 14, 2021.
Other Noncurrent Assets
The other noncurrent assets represents long-term deposits with transportation and utility companies.

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
Asset Retirement Obligations
Asset retirement obligations (“AROs”) associated with long-lived assets are those for which a legal obligation exists under enacted laws, statutes, and written or oral contracts and for which the timing and/or method of settlement may be conditional on a future event. AROs are recognized at fair value in the period in which they are incurred and a reasonable estimate of fair value can be made. Upon initial recognition of an obligation, Aria capitalizes the asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount. Over time, the liability is accreted to its expected future value, while the capitalized cost is depreciated over the useful life of the related asset. Accretion expense is included in depreciation, amortization and accretion in the consolidated statements of operations. See Note 10 for further disclosures on AROs.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Long-Term Liabilities
Other long-term liabilities are recognized in the consolidated financial statements as obligations of Aria that are due more than one year in the future. Based on a contractual obligation under its Mavrix LLC (Mavrix) operating agreement (as discussed in Note 5), as of September 14, 2021 and December 31, 2020, Aria estimates an earn-out related to the performance of the Mavrix joint ventures payable in 2022 in the amount of $1.7 million and $1.4 million, respectively. The maximum earn-out under the operating agreement is $9.55 million.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of net (loss) income and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in assets and liabilities recognized directly to equity, such as actuarial gains/losses on Aria’s postretirement plan.

Income Taxes
Aria Energy LLC is a limited liability company treated as a pass-through entity for U.S. federal income tax purposes and is generally not subject to U.S. federal income tax at an entity level. Therefore, no provision for federal income taxes has been made in the consolidated financial statements since taxable income or loss of Aria Energy LLC is required to be reported by the respective members on their individual income tax returns.
One of Aria Energy LLC’s subsidiaries is treated as a corporation for U.S. federal and applicable state income tax purposes. Income taxes of this subsidiary are accounted for under the asset and liability method. This entity has reported tax losses since inception; therefore there continues to be a full valuation allowance at September 14, 2021 and December 31, 2020 recorded against its net deferred tax asset. The entity has recorded no income tax expense for the year-to-date period ended September 14, 2021 and the year ended December 31, 2020.
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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 3 - Property, Plant and Equipment - Predecessor
Property, plant and equipment are summarized as follows:

(in thousands)	September 14, 2021	December 31, 2020
Buildings	$25,391	$25,186
Machinery and equipment	167,935	166,191
Furniture and fixtures	1,154	1,154
Construction in progress	1,799	1,366
Total cost	196,279	193,897
Accumulated depreciation	(132,450)	(123,138)
Net property, plant and equipment	$63,829	$70,759

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 - Intangible Assets - Predecessor
Intangible assets consist of gas rights agreements, O&M contracts, power purchase, gas sales and gas purchase agreements that were created as a result of the allocation of the purchase price under business acquisitions based on the future value to Aria and amortized over their estimated useful lives. The gas rights agreements have various renewal terms in their underlying contracts that are factored into the useful lives when amortizing the intangible asset.
Amortizable Intangible Assets

	September 14, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Gas rights agreements	$217,285	$109,436	$107,849
O&M contracts	3,500	2,652	848
Gas sales agreements	32,059	23,019	9,040
Total	$252,844	$135,107	$117,737

	December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
Gas rights agreements	$217,285	$102,944	$114,341
O&M contracts	3,500	2,475	1,025
Gas sales agreements	32,059	20,503	11,556
Total	$252,844	$125,922	$126,922

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Details of the intangible assets are summarized below:

(in thousands)			Expense
Type of Contract	Amortization Line Item	Remaining Lives	January 1 to September 14, 2021	Year Ended December 31, 2020
Gas rights	Depreciation, amortization and accretion	4 to 16 years	$6,493	$14,636
O&M contracts	Amortization of intangibles and below-market contracts	5 years	$178	$552
Gas sales	Amortization of intangibles and below-market contracts	1 to 8 years	$2,514	$3,566
Below-Market Contracts
Due to business acquisitions and asset acquisitions, Aria previously acquired certain below-market contracts, which are classified as noncurrent liabilities on Aria’s consolidated balance sheet. These include:

	September 14, 2021
	Gross	Accumulated
(in thousands)	Liability	Amortization	Net
Gas purchase agreements	$19,828	$15,893	$3,935

	December 31, 2020
	Gross	Accumulated
(in thousands)	Liability	Amortization	Net
Gas purchase agreements	$19,828	$14,059	$5,769
Below-market contracts related to the purchase of gas are amortized to cost of energy, and amortization was $1.8 million for the period ended September 14, 2021 and $2.4 million for the year ended December 31, 2020, which was recorded as a decrease to cost of energy.
NOTE 5 - Equity Method Investments - Predecessor
Aria holds 50% interests in two joint ventures accounted for using the equity method – Mavrix and Sunshine Gas Producers, LLC. Prior to the sale of LESPH in June 2021, Aria also held 50% interests in the following four joint ventures: Riverview Energy Systems, LLC, Adrian Energy Systems, LLC, Salem Energy Systems, LLC, and Salt Lake Energy Systems LLC. See Held for Sale section in Note 2 for more discussion on the sale of LESPH.
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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary information on the equity method investments is as follows:

(in thousands)	December 31, 2020
Assets	$171,288
Liabilities	13,570
Net assets	$157,718
Aria’s share of equity in net assets	77,993

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Revenue	$78,125	$60,459
Net income	$38,512	$18,801
Aria’s share of net income	$19,777	$9,298
NOTE 6 - Long-Term Debt - Predecessor

(in thousands)	September 14, 2021	December 31, 2020
Notes payable - due October 7, 2020	$91,115	$102,831
Term Loan B - due May 2022	—	137,978
Debt origination costs	(685)	(1,385)
Total	90,430	239,424
Less: current portion of debt, net	90,430	102,831
Long-term portion	$—	$136,593
Notes Payable
In October 2010, LESPH entered into a credit agreement with a syndicate of bank lenders that provided for a term note and a working capital commitment, which is described below. The term note, along with working capital commitment, is collateralized exclusively by the assets of LESPH, and is nonrecourse to Aria Energy LLC. In accordance with the associated credit agreement, the above notes payable were due October 7, 2020, but were unpaid as of December 31, 2020.
Aria enacted a plan to sell LESPH in 2020. On March 1, 2021, Aria entered into a MIPA for the purpose of selling 100% of the membership interests in LESPH. In accordance with Section 4.02 of the MIPA, the Sellers obligations at closing include the execution of the Lender Release, as defined in the agreement, releasing of Liens and claims with respect to LESPH and its consolidated and non-consolidated subsidiaries, terminating the LESPH credit agreement and discharging the borrowers’ obligations.
The sale of LESPH occurred on June 10, 2021 and the extinguishment of the debt resulted in a gain being recorded equal to the difference between the reacquisition price and the net carrying amount of the debt of $122.6 million ($102.8 million in principal, $19.8 million in unpaid interest). This gain is classified as part of non-operating income on the consolidated statement of operations.
Senior Secured Credit Facility Revolver and Term Loan B
Aria Energy LLC and certain subsidiaries (the “Borrowers”) entered into a senior secured credit facility that provides for a $200 million secured term loan maturing in May 2022, and a $40.2 million secured revolving credit facility, of which $40.0 million can be used for letters of credit. During 2020, the revolving credit maturity date was extended until November 24, 2021. The facility is secured by a first lien security interest in the assets of the Borrowers. Payments on the

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
term loan were due in quarterly installments of $0.5 million that began on September 30, 2015 and continued until the debt was retired as part of the Business Combinations.
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
Aria has a natural gas variable to fixed-priced swap agreement with a remaining notional quantity of 392,400 and 789,600 MMBtu as of September 14, 2021 and December 31, 2020, respectively. The swap agreement provides for a fixed to variable rate swap calculated monthly, until the termination date of the contract, June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. Changes in the fair values of natural gas swap are recognized in gain (loss) on derivative contracts and realized losses are recognized as a component of cost of energy expense as summarized in the table below.
Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the life of the contract (a Level 2 measurement), with an adjustment for each counterparty's credit rate risk.
On April 6, 2020, Aria entered into an interest rate cap with a total notional amount of $110 million and an effective date of April 30, 2020. The cap agreement provides a fixed cap rate of 1.00% per annum related to the one-month LIBOR and has a termination date of May 31, 2022. The market value at both September 14, 2021 and December 31, 2020 was valued at zero and all associated fees with this transaction were recorded. Aria made cash payments for the natural gas swap of $0.5 million and $1.3 million for the period from January 1 to September 14, 2021 and for the year ended December 31, 2020 respectively.

(in thousands)	September 14, 2021	December 31, 2020
Natural gas swap asset - included in other noncurrent assets	$326	$—
Natural gas swap liability - included in derivative liabilities	—	(1,268)

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Natural gas swap - unrealized gain (loss)	$1,129	$(40)
Interest rate cap - unrealized loss	—	(95)
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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth changes in the plan’s benefit obligations:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Benefit obligation at beginning of year	$3,750	$3,599
Service cost	27	49
Interest cost	64	103
Net actuarial loss (gain)	(148)	144
Net benefits paid	(72)	(145)
Benefit obligation at end of period	$3,621	$3,750

Amounts recognized in the consolidated balance sheets consist of:

(in thousands)	September 14, 2021	December 31, 2020
Accrued benefit liability	$(3,621)	$(3,750)
Unrecognized net actuarial loss	1,000	1,205
Unrecognized prior service benefit	136	144
Net amount recognized	$(2,485)	$(2,401)
Net periodic benefit cost recognized in the consolidated statements of comprehensive income was as follows:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Service cost	$27	$49
Interest cost	64	103
Amortization of prior service cost	8	12
Recognition of net actuarial loss	57	87
Net periodic benefit cost	$156	$251
Amounts recognized in other comprehensive loss consist of:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Net actuarial (loss) gain	$213	$(45)

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9     - Capital - Predecessor
Aria had been authorized to issue three classes of membership units, consisting of Class A units, Class B units and Class C units. The Class A units and the Class B units have the voting interests - voting together as a single class. The Class C units have a nonvoting interest. The Class A units and the Class B units receive all distributions until set Internal Rate of Returns are reached. Aria had been authorized to issue an unlimited number of Class A units and Class B units and had the following units outstanding as of September 14, 2021 and December 31, 2020:

(in thousands, except price per share)	September 14, 2021
Price per share	Class A	Class B	Class C
$1.00	441,482	27,120	—
$0.10	—	—	9
$0.88	11,364	—	—
Total shares outstanding	452,846	27,120	9

(in thousands, except price per share)	December 31, 2020
Price per share	Class A	Class B	Class C
$1.00	441,482	27,120	—
$0.10	—	—	9
$0.88	11,364	—	—
Total shares outstanding	452,846	27,120	9
NOTE 10 - Asset Retirement Obligations - Predecessor
The following table presents the activity for the AROs for the periods ended September 14, 2021 and December 31, 2020:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Balance at beginning of period	$3,408	$6,536
Accretion expense	172	456
Revision to estimated cash flows	—	—
Transfer to liabilities classified as held for sale	—	(3,584)
Settlement of asset retirement obligation	—	—
Balance at end of period	$3,580	$3,408
Accretion expense represents the increase in asset retirement obligations over the remaining operational life of the asset and is recognized in depreciation, amortization and accretion.

NOTE 11 - Related Party Transactions - Predecessor
Sales are made to and services are purchased from entities and individuals affiliated through common ownership. Aria provides O&M services, and administration and accounting services to their 50% owned joint ventures. As of

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, the accounts receivable from joint venture partners balance was $0.3 million. The following is a summary of transactions with these related parties:

(in thousands)	January 1 to September 14, 2021	Year Ended December 31, 2020
Sales of construction services	$32	$9,983
Sales of operations and maintenance services	$1,215	$1,701
Sales of administrative and other services	$221	$409
NOTE 12 - Segment Reporting - Predecessor

January 1 to September 14, 2021
(in thousands)	RNG	Power	Corporate and Other	Total
Total revenue	$82,338	$37,058	$(1,807)	$117,589
Net income (loss)	59,066	66,431	(40,977)	84,520
Depreciation, amortization and accretion	6,447	9,467	34	15,948
Interest expense	—	—	10,729	10,729
EBITDA	$65,513	$75,898	$(30,214)	$111,197

Year ended December 31, 2020
(in thousands)	RNG	Power	Corporate and Other	Total
Total revenue	$81,559	$57,322	$—	$138,881
Net income (loss)	30,459	(26,048)	(34,334)	(29,923)
Depreciation, amortization and accretion	9,012	21,478	74	30,564
Interest expense	—	—	19,319	19,319
EBITDA	$39,471	$(4,570)	$(14,941)	$19,960

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K based on the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness
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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this Annual Report on Form 10-K as of December 31, 2021, and for the years ended December 31, 2021 and 2020, are fairly presented, in all material respects, in accordance with GAAP.
Under “Changes to Internal Controls” below, we describe our remediation plan to address the identified material weakness.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for designing, implementing, and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
As discussed elsewhere in this Annual Report on Form 10-K, the Company completed the Business Combinations on September 15, 2021 pursuant to which the Company completed a reverse recapitalization with RAC and acquired Aria. Prior to the Business Combinations, RAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. We are in the process of reviewing, re-designing, and in some cases designing our internal controls over financial reporting for the post-Business Combinations. Because of this, the design and ongoing development of the Company’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Company’s registered public accounting firm pursuant to the rules of the SEC that permit emerging growth companies such as our Company to provide only management’s report in the Annual Report on Form 10-K.
Changes to Internal Controls
The design and implementation of internal controls over financial reporting for the Company’s post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combinations.
The Company is remediating the previously reported material weakness by enhancing training of our staff, following stricter journal entry approval workflows, and requiring certain account reconciliations to be completed and approved prior to the issuance of financial statements. In addition, the Company will improve its analytical review procedures and perform such procedures and related variance explanations at a more detailed level.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Executive Officers
Below is a list of the names, ages, and positions of our executive officers as of March 1, 2022, and a brief summary of their business experience. Each of the Company’s executive officers were appointed to their respective positions listed below effective upon the consummation of the Business Combinations.

Name	Age	Position
Nicholas Stork	38	Chief Executive Officer and Director
Richard Walton	39	President
Chad Bellah	45	Chief Accounting Officer
Brian McCarthy	37	Chief Investment Officer

Nicholas Stork — Chief Executive Officer and Director. Mr. Stork served as co-founder, Chief Executive Officer and a director of Legacy Archaea from its founding in November 2018 until combination with RAC and Aria in September 2021. Since November 2016, Mr. Stork has also served as Chief Financial Officer and as a director of Noble Environmental, Inc. (“Noble”), an industry-leading environmental services company focused on providing innovative solutions to solid waste management companies, and as Managing Partner of Noble House Capital, where he is responsible for investing and business development in the Appalachian Basin. From 2013 to 2016, Mr. Stork served as a Principal with Baleen Capital Management, a global value investment firm. Mr. Stork holds a B.A. from Dartmouth College.
Richard Walton — President. Mr. Walton served as co-founder and President of Legacy Archaea from its founding in November 2018 until combination with RAC and Aria in September 2021. Since November 2016, Mr. Walton has also served as Chief Executive Officer and a director of Noble. From September 2013 until June 2017, Mr. Walton was Chief Executive Officer of Redstone International, a services company that specializes in deep foundations, earth retention, shoring systems and grouting solutions. Mr. Walton also held various positions with private equity and investment banking firms. Mr. Walton is a graduate of Dartmouth College with a B.A. in Economics.

Chad Bellah — Chief Accounting Officer. Mr. Bellah has served as Chief Accounting Officer of Legacy Archaea since June 2021. From July 2020 to June 2021, Mr. Bellah served as a freelance accounting consultant, including Vice President, Controller of Penn America Energy Holdings LLC, a liquified natural gas energy project development company. From November 2007 to May 2020, Mr. Bellah served in various accounting positions with Anadarko Petroleum Corporation, including Director of Accounting Policy from November 2018 to May 2020, International Accounting Finance Manager from July 2016 to November 2018, Finance Director of Anadarko Algeria Company based in London from April 2013 to July 2016. Prior to joining Anadarko, Mr. Bellah worked as an Audit Manager in Houston for Ernst & Young LLP, serving large clients in the airline and oil and gas industries. Mr. Bellah is a licensed Certified Public Accountant in the State of Texas and a graduate of Texas A&M University with a B.B.A. in Accounting and an M.S. in Finance.
Brian McCarthy — Chief Investment Officer. Mr. McCarthy has served as Chief Investment Officer of Legacy Archaea since May 2021. From January 2019 to May 2021, Mr. McCarthy served as Legacy Archaea’s Chief Financial Officer and as a minority owner of Legacy Archaea. Mr. McCarthy is also a Partner at Saltonstall & Co., a Boston-based financial services company, where he has been employed since 2013. Previously, Mr. McCarthy was an analyst with Stevens Capital Management, Schneider Capital Management and Goldman Sachs. Mr. McCarthy is a graduate of the University of Pennsylvania where he studied Physics and Economics.
Information About Our Directors
Below is a list of the names and ages of all of the members of our Board of Directors as of March 1, 2022, and a brief summary of their business experience. Each of the directors were appointed to their respective positions listed below effective upon the consummation of the Business Combinations.

Name	Age	Position
Daniel Joseph Rice, IV	41	Chairman of the Board
J. Kyle Derham	34	Director
Dr. Kathryn Jackson	64	Director
Joseph Malchow	36	Director
Scott Parkes	45	Director
Nick Stork	38	Director
James Torgerson	69	Director
Daniel Joseph Rice, IV — Executive Chairman and Director. Mr. Rice currently serves as Executive Chairman, a Director, and a member of the Nominating and Corporate Governance Committee. Mr. Rice served as Chief Executive Officer of RAC from October 2020 to September 2021. Mr. Rice has over 15 years of experience in the energy industry. He is also a director of Rice Acquisition Corp. II, a blank check company that was formed by an affiliate of Rice Investment Group to consummate an initial business combination (“Rice II”). He served Rice II as the Chief Executive Officer from inception in February 2021 to February 2022. Mr. Rice is a Partner of Rice Investment Group and served as Chief Executive Officer of Rice Energy, Inc. (“Rice Energy”) from October 2013 through the completion of its acquisition by EQT Corporation (“EQT”), the largest operator of natural gas production in the United States, in November 2017. Prior to his role as Chief Executive Officer, Mr. Rice served as Chief Operating Officer of Rice Energy from October 2012 through September 2013 and as Vice President and Chief Financial Officer of Rice Energy from October 2008 through September 2012. Mr. Rice oversaw Rice Energy’s growth from start-up through its $1 billion initial public offering in 2014 and eventual $8.2 billion sale to EQT in 2017. Mr. Rice also oversaw the creation and growth of Rice Midstream Partners LP (“Rice Midstream”), which was acquired by EQT Midstream Partners, LP for $2.4 billion in 2018. Mr. Rice established Rice Energy’s strategic framework for value creation, which yielded success for its shareholders and employees. He has utilized his operating and growth strategy formulation experience as the founder of Rice Energy to help portfolio companies of Rice Investment Group to refine and optimize their business strategies in order to profitably grow. Mr. Rice currently serves on the board of directors of EQT, Whiting Petroleum and Rice II. Prior to joining Rice Energy, he was an investment banker for Tudor Pickering Holt & Co. in Houston and held finance and strategic roles with Transocean Ltd. and Tyco International plc. Mr. Rice’s extensive experience in the energy industry, including service in management and other leadership roles, makes him well suited to serve as a member of the Board. Mr. Rice holds a B.A. in Finance from Bryant University.
J. Kyle Derham — Director. Mr. Derham currently serves as a member of the Compensation Committee. Mr. Derham served as Chief Financial Officer of RAC from October 2020 to September 2021. Mr. Derham is a Partner of Rice Investment Group and the President, Chief Executive Officer and a director of Rice II. Mr. Derham served Rice II as Chief Financial Officer from inception in February 2021 until February 2022, at which point he was appointed Chief Executive

Officer. Mr. Derham, as part of the Rice Investment Group Team, led the shareholder campaign in 2019 to revamp the strategic direction of EQT and elect a majority slate of director candidates to the board of EQT. Following the campaign, Mr. Derham served as interim Chief Financial Officer of EQT and currently serves as a strategic advisor to the company. Mr. Derham previously served as Vice President, Corporate Development and Finance of Rice Energy and Rice Midstream from January 2014 through November 2017. Through his various roles working alongside the Rice family, Mr. Derham has focused on evaluating, structuring, and negotiating key acquisitions and execution of critical strategic initiatives to generate attractive risk adjusted returns for investors. Mr. Derham also has experience as a private equity investor, working as an associate at First Reserve and as an investment banker at Barclays Investment Bank. Through his various roles working alongside the Rice family, Mr. Derham has focused on evaluating, structuring, and negotiating key acquisitions and execution of critical strategic initiatives to generate attractive risk-adjusted returns for investors. Mr. Derham’s significant experience in financial and leadership positions makes him well suited to serve as a member of our Board of Directors.
Dr. Kathryn Jackson — Director. Dr. Kathryn Jackson currently serves as Chair of the Nominating and Corporate Governance Committee and as a member of the Audit Committee. Dr. Jackson is an accomplished executive leader with a highly successful career in electricity generation, energy system operations and technology management. Dr. Jackson served as Director of Energy and Technology Consulting for KeySource, Inc., a solutions-oriented company that provides strategic business consulting, from October 2016 to May 2021. Prior to this role, Dr. Jackson has served as President and Chief Technology Officer for RTI International Metals, Chief Technology Officer and Senior Vice President for Research and Technology for Westinghouse Electric Company, LLC, and Executive Vice President of River System Operations and Environment for the Tennessee Valley Authority. Dr. Jackson serves on the board of directors of Portland General Electric, Cameco Corporation and EQT. Dr. Jackson previously served on the board of directors of Rice Energy from April 2017 until its acquisition by EQT. Dr. Jackson, a member of the National Academy of Engineering, holds advanced degrees in engineering, industrial engineering, and public policy from Carnegie Mellon University and the University of Pittsburgh. The Board values Dr. Jackson’s expertise in regulatory, legislative, and public policy issues. Her innovation, technology, and engineering skills, in addition to her experience with generation facilities and large energy trading and utility operations, are highly beneficial to the Board.
Joseph Malchow — Director. Mr. Malchow currently serves as Chair of the Compensation Committee and as a member of the Audit Committee. Mr. Malchow is the Founding General Partner at HNVR Technology Investment Management in Menlo Park, California, a Seed and Series A venture capital firm founded in 2018. The firm supports software entrepreneurs in fields including artificial intelligence, developer tooling, low code business logic, data and computing infrastructure, cybersecurity for enterprises, and software-as-a-service in a number of specific verticals including finance and credit, freight and logistics, national security and defense technology, and energy. Mr. Malchow has also been an active investor since 2013, originating equity investments in private technology companies in the Palo Alto-San Francisco corridor and in selected areas around the country. Mr. Malchow also sits on the Board of Enphase Energy, Inc., a global energy technology company. Mr. Malchow earned an A.B. from Dartmouth College in 2008. He later studied at the law and business schools of Stanford University, receiving a J.D. in 2013. Mr. Malchow’s entrepreneurial experience, experience in evaluating new technology and systems, and in making financial investments in growing enterprises, as well as his experience serving on the board of another energy company, make him well suited to serve as a member of our Board of Directors.
Scott Parkes — Director. Mr. Parkes currently serves as a member of the Compensation Committee. Mr. Parkes is a Principal at Ares Management LLC (“Ares”), a global alternative investment manager operating in the credit, private equity and real estate markets, and served as a member of Aria board of directors from January 2008 to September 2021. Mr. Parkes served on the Audit Committee and Compensation Committee for Aria’s board of directors. In addition to his role with Aria, Mr. Parkes has served as a member of the board of directors of Swell Energy Inc. and Paradigm Midstream, LLC, privately held companies, since 2019 and 2018, respectively. Prior to joining Ares in 2015, Mr. Parkes was a Senior Vice President at Energy Investors Funds, where he focused on originating, analyzing, structuring, and closing new fund investments, as well as ongoing portfolio company management. Previously, he held various finance roles within Exxon Mobil Corporation. In addition, Mr. Parkes was a Financial Analyst in the Global Power Investment Banking Group at J.P. Morgan. He began his career as a Financial Analyst at McManus and Miles, a boutique investment bank serving the U.S. electric power industry. Mr. Parkes holds a B.A. from Columbia University in Economics and an M.B.A. from Yale University School of Management in Finance. Mr. Parkes’ extensive experience serving as a member of the board of director of Aria and other leadership experience makes him well suited to serve as a member of our Board of Directors.
Nicholas Stork — Chief Executive Officer and Director. Mr. Stork served as co-founder, Chief Executive Officer and a director of Legacy Archaea from its founding in November 2018. Since November 2016, Mr. Stork has also served as Chief Financial Officer and a director of Noble, and as Managing Partner of Noble House Capital, where he is responsible for investing and business development in the Appalachian Basin. From 2013 to 2016, Mr. Stork served as a Principal with Baleen Capital Management, a global value investment firm. Mr. Stork is a graduate of Dartmouth College. Mr. Stork has significant experience in the energy industry and also brings extensive executive level experience to our Board,
James Torgerson — Director. Mr. Torgerson currently serves as Chair of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Mr. Torgerson was the Chief Executive Officer of Avangrid, Inc., a public utility company with $35 billion of assets, from December 2015 until June 2020. Prior to that role, Mr. Torgerson served as President and Chief Executive Officer of UIL Holdings Corporation beginning in 2006. Prior to 2006, Mr. Torgerson was President and Chief Executive Officer of Midcontinent Independent System Operator, Inc. Mr. Torgerson is a director of Portland General Electric Company and is the chair of its Compensation and Human Resources Committee. Mr. Torgerson served as the chair of the board of directors of the American Gas Association and serves as a trustee of the Yale-New Haven Hospital and as a trustee of Yale New Haven Health System. Until his retirement in June 2020, he served on the board and as an executive committee member of the Edison Electric Institute (“EEI”). Mr. Torgerson also co-chaired EEI’s Board Committee for Reliability, Security and Business Continuity, which included responsibility related to cyber security for the EEI member utilities. Mr. Torgerson, prior to his retirement, was also a member of the Electricity Sub-sector Coordinating Council that coordinates with the federal government on physical and cyber security and natural disasters impacting the electric grid. Mr. Torgerson has significant executive leadership experience and extensive knowledge of the utility industry, including clean energy development, finance and accounting, U.S. energy markets, regulation, risk management, and strategic planning, all of which we believe will be an asset to our Board. Mr. Torgerson holds a B.B.A. in Accounting from Cleveland State University.
The remaining information required in response to this item will be set forth in Archaea’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in Archaea’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in Archaea’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in Archaea’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required in response to this item will be set forth in Archaea’s Definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a) (1) Financial statements

The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.
Consolidated Statements of Equity for the years ended December 31, 2021 and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.
Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020.
(2) Financial Statement Schedules
Financial statement schedules have been omitted because they either are not required, not applicable, or the information required to be presented is included in the Company’s financial statements and related notes.
(3) EXHIBITS
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1+	Aria Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).
2.2+
Amendment No. 1 to Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

2.3+
Amendment No. 2 to the Business Combination Agreement, dated as of June 11, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

2.4+
Amendment No. 3 to the Business Combination Agreement, dated as of August 3, 2021, by and among the RAC Buyer, Aria and the Equityholder Representative (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

2.5+	Archaea Merger Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).
2.6+
Amendment No. 1 to the Business Combination Agreement, dated as of May 12, 2021, by and among the RAC Buyer and Archaea Energy II, LLC (incorporated by reference to Exhibit 2.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 15, 2020).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 15, 2020).
4.3
Warrant Agreement, dated October 21, 2020, by and among Rice Acquisition Corp., Rice Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2020).

4.4*	Description of Securities.
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).

Exhibit Number	Description
10.2	FPA Amendment (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 8, 2021).
10.3+
Second Amended and Restated Limited Liability Company Agreement of LFG Acquisition Holdings LLC, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.4+
Stockholders’ Agreement, dated as of September 15, 2021, by and among LFG Buyer Co LLC, the stockholders listed on Schedule I thereto, Rice Acquisition Holdings LLC, Rice Acquisition Sponsor LLC and Rice Acquisition Corp (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.5#	Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
10.6#
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.7#
Form of Stock Grant Notice and Stock Award Agreement under the Archaea Energy Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).

10.8+
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

10.9
Share Repurchase Agreement, dated November 3, 2021, by and between Archaea Energy Inc., LFG Acquisition Holdings LLC and Aria Renewable Energy Systems LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on October 15, 2020).
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(a)(5) of Regulation S-K.
#    Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Furnished herewith.

Certain instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instruments exceeds 10% of the Company’s total assets. We agree to furnish to the SEC, upon request, a copy of any such instruments.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

ARCHAEA ENERGY INC.
Date: March 18, 2022	By:	/s/ Nicholas Stork
Nicholas Stork
Chief Executive Officer (Principal Executive Officer)
Date: March 18, 2022	By:	/s/ Chad Bellah
Chad Bellah
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Joseph Rice, IV	Executive Chairman and Director	March 18, 2022
Daniel Joseph Rice, IV

/s/ Nicholas Stork	Chief Executive Officer and Director	March 18, 2022
Nicholas Stork

/s/ J. Kyle Derham	Director	March 18, 2022
J. Kyle Derham

/s/ Kathryn Jackson	Director	March 18, 2022
Kathryn Jackson

/s/ Joseph Malchow	Director	March 18, 2022
Joseph Malchow

/s/ Scott Parkes	Director	March 18, 2022
Scott Parkes

/s/ James Torgerson	Director	March 18, 2022
James Torgerson