Form 10-Q
period 2022-03-31
Archaea Energy Inc.
filed 2022-05-13
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No    ☒
As of May 2, 2022, there were 80,396,431 shares of Class A common stock and 39,281,735 shares of Class B common stock issued and outstanding.

Commonly Used Terms and Definitions
Unless the context otherwise requires, the terms “Archaea” and the “Company” refer to Archaea Energy Inc. and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this Quarterly Report on Form 10-Q (this “Report”):

Archaea Borrower: Archaea Energy Operating LLC, a Delaware limited liability company, which was formerly named LFG Buyer Co, LLC
Archaea Merger: The transactions executed pursuant to the Archaea Merger Agreement
Archaea Merger Agreement: The Business Combination Agreement, dated April 7, 2021, as subsequently amended, pursuant to which, among other things, RAC acquired Legacy Archaea
Aria: Aria Energy LLC, a Delaware limited liability company, and its subsidiaries
Aria Holders: The members of Aria immediately prior to the Closing
Aria Merger: The transactions executed pursuant to the Aria Merger Agreement
Aria Merger Agreement: The Business Combination Agreement, dated as of April 7, 2021, as subsequently amended, pursuant to which, among other things, RAC acquired Aria
Atlas: Atlas Point Energy Infrastructure Fund, LLC, a Delaware limited liability company
Business Combination Agreements: The Aria Merger Agreement and the Archaea Merger Agreement
Business Combinations: The transactions executed pursuant to the Business Combination Agreements
CARB: California Air Resource Board
Class A Common Stock: Class A Common Stock, par value $0.0001 per share, of the Company
Class A Opco Units: Class A Units of Opco
Class B Common Stock: Class B Common Stock, par value $0.0001 per share, of the Company
Class B Opco Units: Class B Units of Opco
Closing: The closing of the Business Combinations
Closing Date: The closing date of the Business Combinations, which was September 15, 2021
Common Stock: Class A Common Stock and the Class B Common Stock
Environmental Attributes: Federal, state and local government incentives in the United States, provided in the form of RINs, RECs, RTCs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy.
EPA: The U.S. Environmental Protection Agency
GAAP: Accounting principles generally accepted in the United States of America
Initial Public Offering: RAC’s initial public offering, which was consummated on October 26, 2020
Legacy Archaea: Archaea Energy LLC, a Delaware limited liability company, and its subsidiaries
Legacy Archaea Holders: The members of Legacy Archaea immediately prior to the Closing
LCFS: Low Carbon Fuel Standard
LFG: Landfill gas
MMBtu: One million British thermal units
MWh: Megawatt hour(s)
Opco: LFG Acquisition Holdings LLC, a Delaware limited liability company, which was formerly named Rice Acquisition Holdings LLC
PPA: Power Purchase Agreement

Private Placement Warrants: The 6,771,000 warrants originally issued to Sponsor and Atlas in a private placement that closed simultaneously with the consummation of the Initial Public Offering
Public Warrants: The 11,862,492 warrants originally sold as part of the units issued in the Initial Public Offering
RAC: Rice Acquisition Corp., prior to the consummation of the Business Combination
RECs: Renewable Energy Credits
RINs: Renewable Identification Numbers
RNG: Renewable natural gas
RTC: Renewable thermal certificate
SEC: U.S. Securities and Exchange Commission
Sponsor: Rice Acquisition Sponsor LLC, a Delaware limited liability company
VIE: Variable interest entity

Forward-Looking Statements
The information in this Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words. Forward-looking statements may relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements concerning market conditions and trends, earnings, performance, strategies, prospects and other aspects of the business of the Company, including pending acquisitions. Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

•the Company’s ability to complete the pending acquisition of NextGen Power Holdings LLC (together with its subsidiaries, “INGENCO”) and the timing of closing;
•the Company’s ability to successfully integrate INGENCO and other future acquisitions;
•the availability and timing of financings, including to, among other things, fund the acquisition of INGENCO and certain capital expenditures related to incremental development projects as a result of the acquisition of INGENCO and the joint venture with Republic Services, Inc. (“Republic”) in Lightning Renewables, LLC (the “Lightning JV”);
•the Company’s ability to recognize the anticipated financial, strategic and operational benefits of the Business Combinations, the INGENCO acquisition, the Lightning JV, and other future acquisitions and strategic transactions, which may be affected by, among other things, competition and the ability of the Company to grow and manage growth profitably and retain its management and key employees;
•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors;
•the Company’s ability to develop and operate new projects, including the projects contemplated from the INGENCO assets and the Lightning JV;
•the reduction or elimination of government economic incentives to the renewable energy market;
•the execution of the Company’s contracting strategy and exposure to natural gas and Environmental Attribute prices for uncontracted volumes;
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
•general economic and political conditions, including the armed conflict in Ukraine;
•the Company’s expansion into new business lines; and
•other risks and uncertainties are described in the section entitled “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) or in the section entitled “Risk Factors” in Part II, Item 1A in this Report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCHAEA ENERGY INC.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except shares and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$30,816	$77,860
Restricted cash	8,857	15,206
Accounts receivable, net	37,812	37,010
Inventory	10,565	9,164
Prepaid expenses and other current assets	34,897	21,225
Total Current Assets	122,947	160,465
Property, plant and equipment, net	394,203	350,583
Intangible assets, net	637,233	638,471
Goodwill	29,137	29,211
Equity method investments	264,622	262,738
Operating lease right-of-use assets	4,742	—
Other non-current assets	12,140	9,721
Total Assets	$1,465,024	$1,451,189
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$23,565	$11,096
Current portion of long-term debt, net	12,606	11,378
Current portion of operating lease liabilities	960	—
Accrued and other current liabilities	55,774	46,279
Total Current Liabilities	92,905	68,753
Long-term debt, net	327,768	331,396
Derivative liabilities	91,381	67,424
Below-market contracts	138,920	142,630
Asset retirement obligations	4,745	4,677
Long-term operating lease liabilities	3,913	—
Other long-term liabilities	2,604	5,316
Total Liabilities	662,236	620,196
Commitments and Contingencies
Redeemable Noncontrolling Interests	861,448	993,301
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 900,000,000 shares authorized; 80,281,754 shares issued and outstanding as of March 31, 2022 and 65,122,200 shares issued and outstanding as of December 31, 2021	8	7
Class B common stock, $0.0001 par value; 190,000,000 shares authorized; 39,281,735 shares issued and outstanding as of March 31, 2022 and 54,338,114 shares issued and outstanding as of December 31, 2021	4	5
Additional paid in capital	122,075	—
Accumulated deficit	(180,747)	(162,320)
Total Stockholders’ Equity	(58,660)	(162,308)
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,465,024	$1,451,189
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2022	2021
Revenues and Other Income
Energy revenue	$52,917	$—
Other revenue	1,214	1,654
Amortization of intangibles and below-market contracts	2,769	—
Total Revenues and Other Income	56,900	1,654
Equity Investment Income, Net	1,429	—
Cost of Sales
Cost of energy	28,579	—
Cost of other revenues	1,623	1,161
Depreciation, amortization and accretion	12,490	49
Total Cost of Sales	42,692	1,210
General and administrative expenses	26,355	3,158
Operating Income (Loss)	(10,718)	(2,714)
Other Income (Expense)
Interest expense, net	(2,653)	(6)
Gain (loss) on warrants and derivative contracts	(19,915)	—
Other income (expense)	114	221
Total Other Income (Expense)	(22,454)	215
Income (Loss) Before Income Taxes	(33,172)	(2,499)
Income tax expense (benefit)	—	—
Net Income (Loss)	(33,172)	(2,499)
Net income (loss) attributable to nonredeemable noncontrolling interests	—	(86)
Net income (loss) attributable to Legacy Archaea	—	(2,413)
Net income (loss) attributable to redeemable noncontrolling interests	(14,745)	—
Net Income (Loss) Attributable to Class A Common Stock	$(18,427)	$—
Net income (loss) per Class A common share:
Net income (loss) – basic (1)	$(0.28)	$—
Net income (loss) – diluted (1)	$(0.28)	$—
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	66,376,216	—
Diluted (1)	66,376,216	—
_________________________________________
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in “Note 4 - Business Combinations and Reverse Recapitalization.”
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity
(Unaudited)

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$993,301	$—	$—	$7	$5	$—	$(162,320)	$—	$(162,308)
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	(314,692)	—	—	1	(1)	314,692	—	—	314,692
Share-based compensation expense	—	—	—	—	—	5,753	—	—	5,753
Shares withheld for taxes on net settled awards	—	—	—	—	—	(786)	—	—	(786)
Net income (loss)	(14,745)	—	—	—	—	—	(18,427)	—	(18,427)
Adjustment of redeemable noncontrolling interests to redemption amount	197,584	—	—	—	—	(197,584)	—	—	(197,584)
Balance - March 31, 2022	$861,448	$—	$—	$8	$4	$122,075	$(180,747)	$—	$(58,660)

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$—	$34,930	$(4,156)	$—	$—	$—	$—	$717	$31,491
Net income (loss)	—	—	(2,413)	—	—	—	—	(86)	(2,499)
Members’ equity contributions	—	70	—	—	—	—	—	—	70
Share-based compensation expense	—	32	—	—	—	—	—	—	32
Balance - March 31, 2021	$—	$35,032	$(6,569)	$—	$—	$—	$—	$631	$29,094
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(33,172)	$(2,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, amortization and accretion expense	12,490	49
Amortization of debt issuance costs	699	—
Amortization of intangibles and below-market contracts	(1,103)	—
Return on investment in equity method investments	3,912	—
Equity in earnings of equity method investments	(1,429)	—
Total (gains) losses on derivatives, net	19,915	—
Net cash received (paid) in settlement of derivatives	(229)	—
Forgiveness of Paycheck Protection Loan	—	(200)
Stock-based compensation expense	5,753	32
Changes in operating assets and liabilities:
Accounts receivable	(768)	(8)
Inventory	(1,401)	—
Prepaid expenses and other current assets	(678)	(432)
Accounts payable - trade	8,612	951
Accrued and other liabilities	5,634	(288)
Other non-current assets	246	—
Other long-term liabilities	(12)	37
Net cash provided by (used in) operating activities	18,469	(2,358)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	1,876	—
Acquisition of assets and businesses	(7,013)	—
Additions to property, plant and equipment and progress payments	(61,446)	(32,346)
Contributions to equity method investments	(4,024)	—
Return of investment in equity method investments	4,088	—
Net cash used in investing activities	(66,519)	(32,346)
Cash flows from financing activities
Borrowings on line of credit agreement	—	1,512
Proceeds from long-term debt, net of issuance costs	(113)	56,496
Repayments of long-term debt	(2,794)	(3)
Payment of acquisition contingent consideration	(1,650)	—
Capital contributions	—	70
Taxes paid on net share settled stock-based compensation awards	(786)	—
Net cash provided by (used in) financing activities	(5,343)	58,075
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,393)	23,371
Cash, cash equivalents and restricted cash - beginning of period	93,066	1,496
Cash, cash equivalents and restricted cash - end of period	$39,673	$24,867

Supplemental cash flow information
Cash paid for interest	$3,720	$1,110
Non-cash investing activities
Accruals of property, plant and equipment and biogas rights incurred but not paid	$24,145	$4,800

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Description of Business
Archaea Energy Inc. (“Archaea” or the "Company"), a Delaware corporation (formerly named Rice Acquisition Corp.), is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. As of March 31, 2022, Archaea owns, through wholly-owned entities or joint ventures, a diversified portfolio of 31 LFG recovery and processing facilities across 18 states, including 12 operated facilities that produce pipeline-quality RNG and 19 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea has entered into long-term agreements with biogas site hosts which grant the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity.
On September 15, 2021, Archaea consummated the previously announced business combinations pursuant to (i) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Aria Merger Agreement”), by and among Rice Acquisition Corp., a Delaware corporation (“RAC”), Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of RAC (“RAC Opco”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Opco (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and Aria Renewable Energy Systems LLC, a Delaware limited liability company, pursuant to which, among other things, Aria Merger Sub was merged with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Aria Merger Agreement, the “Aria Merger”), and (ii) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Archaea Merger Agreement”), by and among RAC, RAC Opco, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy LLC, a Delaware limited liability company, and Archaea Energy II LLC, a Delaware limited liability company (“Legacy Archaea”), pursuant to which, among other things, Archaea Merger Sub was merged with and into Legacy Archaea, with Legacy Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Archaea Merger Agreement, the “Archaea Merger” and, together with the Aria Merger, the “Business Combinations”). Legacy Archaea was determined to be the accounting acquirer of the Business Combinations, and Aria was determined to be the predecessor to the Company. Unless the context otherwise requires, “the Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combinations, to Legacy Archaea and its subsidiaries and, for periods upon or after the completion of the Business Combinations, to Archaea Energy Inc. and its subsidiaries, including Legacy Archaea and Aria Energy LLC.
Archaea has retained its “up-C” structure, whereby (i) all of the equity interests in Aria and Legacy Archaea are held indirectly by Opco through RAC Buyer and RAC Intermediate, (ii) Archaea’s only assets are its equity interests in Opco, and (iii) Sponsor, Atlas, the RAC independent directors, the Legacy Archaea Holders and the Aria Holders own or owned economic interests directly in Opco. In connection with the consummation of the Business Combinations, Rice Acquisition Holdings LLC was renamed LFG Acquisition Holdings LLC. In accordance with ASC 810 - Consolidation, Opco is considered a VIE with Archaea as its sole managing member and primary beneficiary. As such, Archaea consolidates Opco, and the remaining unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests on the Company’s financial statements.
Subsequent to the Business Combinations, transactions impacting the ownership of Class A Opco Units resulted from Redeemable Warrant exercises, repurchases from Aria Renewable Energy Systems LLC, redemption of certain other Class A Opco Units in exchange for Class A Common Stock, and issuances related to vested RSUs. The ownership structure of Opco upon closing of the Business Combinations and as of March 31, 2022, which gives rise to the redeemable noncontrolling interest at Archaea, is as follows:

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022		September 15, 2021
Equity Holder	Class A Opco Units	% Interest	Class A Opco Units	% Interest
Archaea	80,281,754	67.1%	52,847,195	45.9%
Total controlling interests	80,281,754	67.1%	52,847,195	45.9%
Aria Holders	—	—%	23,000,000	20.0%
Legacy Archaea Holders	33,350,385	27.9%	33,350,385	29.0%
Sponsor, Atlas and RAC independent directors	5,931,350	5.0%	5,931,350	5.2%
Total redeemable noncontrolling interests	39,281,735	32.9%	62,281,735	54.1%
Total	119,563,489	100.0%	115,128,930	100.0%
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
These unaudited, interim, consolidated financial statements and notes are prepared in accordance with GAAP for interim reporting and in accordance with the rules and regulations of the SEC. These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The Company’s accounting policies conform to GAAP and have been consistently applied in the presentation of financial statements. The Company’s consolidated financial statements include all wholly-owned subsidiaries and all variable interest entities with respect to which the Company determined it is the primary beneficiary. Certain information and disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the 2021 Annual Report.
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company’s predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 28.
Principles of Consolidation
As the Company completed its Business Combinations on September 15, 2021, these unaudited consolidated financial statements for the three months ended March 31, 2022 and as of December 31, 2021 include the assets, liabilities and results of operations of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combinations; whereas, the unaudited results of operations for the three months ended March 31, 2021 are those of Legacy Archaea, the accounting acquirer.
The Company has determined that Opco is a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates Opco, and ownership interests of Opco not owned by the Company are reflected as redeemable noncontrolling interests due to certain features of the redemption right. See “Note 15 - Nonredeemable and Redeemable Noncontrolling Interest and Stockholders’ Equity.” Entities that are majority-owned by Opco are consolidated. Certain investments in entities are accounted for as equity method investments and included separately in the Company’s consolidated balance sheets.
All intercompany balances and transactions have been eliminated.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company generates revenues from the production and sales of RNG, Power, and associated Environmental Attributes, as well as from the performance of other landfill energy O&M services. The Company also manufactures and sells customized pollution control equipment and performs associated maintenance agreement services. Prior to the January 1, 2022 adoption of ASC 842 - Leases as discussed in “Note 3 - Recently Issued and Adopted Accounting Standards,” a portion of revenue was accounted for under ASC 840 - Leases and a portion under ASC 606 - Revenue from Contracts with Customers based on requirements of GAAP. Under ASC 840, lease revenue is recognized generally upon delivery of RNG and electricity. Under ASC 606, revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service, including RNG, electricity and their related Environmental Attributes. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. Based on the terms of the related sales agreements, the amounts recorded under ASC 840 as lease revenue are generally consistent with revenue recognized under ASC 606. After the January 1, 2022 adoption of ASC 842, revenue is accounted for solely under ASC 606.
Business Combinations
For business combinations that meet the accounting definition of a business, the Company determines and allocates the purchase price of an acquired company to the tangible and intangible assets acquired, the liabilities assumed, and noncontrolling interest, if applicable, as of the date of acquisition at fair value. Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. In the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and can include estimates of future biogas production, commodity prices, operating and development costs, and a risk-adjusted discount rate. Revenues and costs of the acquired companies are included in the Company’s operating results from the date of acquisition.
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
Upon adoption of Topic 842 as of January 1, 2022, the Company recognized $5.1 million of right-of-use ("ROU") assets and lease liabilities on its Consolidated Balance Sheet related to operating leases existing on the adoption date. Prior period financial statements were not adjusted. The adoption of Topic 842 did not have a material impact on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows. See “Note 11 - Leases” for additional information.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires all entities to recognize and measure contract assets and liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance aims to improve comparability for revenue contracts with customers by providing consistent recognition and measurement guidance for all revenue contracts with customers. ASU 2021-08 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt this ASU as of January 1, 2023, and does not expect the adoption to have a material impact on its financial condition, results of operations, or cash flows.
NOTE 4 – Business Combinations and Reverse Recapitalization
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
Aria Merger
As discussed in “Note 1 - Organization and Description of Business,” Aria was acquired as part of Business Combinations consummated on September 15, 2021 to complement the Company’s existing RNG assets and for its operational expertise in the renewable gas industry. The Aria Merger represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill.
As of March 31, 2022, the Company has substantially completed the allocation of the consideration; however, the Company continues to gather information related to the evaluation of certain items due to ongoing appraisal efforts. Estimates were recorded as of the Acquisition date related to these items and the valuations could change as additional information is received. During the three months ended March 31, 2022, the final consideration adjustment of $1.9 million was determined and received from the Aria Holders which had the effect of reducing goodwill. In addition, other purchase price adjustments of $1.8 million in aggregate were recorded for the three months ended March 31, 2022 which had the effect of increasing goodwill.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – Revenues
Revenue by Product Type
The following table disaggregates revenue by significant product type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
RNG, including RINs and LCFS credits	$34,797	$—
RNG O&M service	290	—
Power, including RECs	16,866	—
Power O&M service	898	—
Equipment and associated services	1,214	1,654
Other	66	—
Total	$54,131	$1,654
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from equipment sales projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. There were no credit allowances for contract assets as of March 31, 2022 or December 31, 2021. Contract liabilities from contracts arise when amounts invoiced to customers exceed revenues from equipment sales recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain equipment contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when such revenue is expected to be recognized.
Contract assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Contract assets (included in Prepaid expenses and other current assets)	$33	$87
Contract liabilities (included in Accrued and other current liabilities)	$(917)	$(505)
The change in contract liabilities during three months ended March 31, 2022 was primarily due to an increase in new equipment sales billings in advance of revenue recognition, partially offset by $82 thousand of revenue recognized that was included in contract liabilities at December 31, 2021.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations as of March 31, 2022 relate to certain of the Company’s RNG and Environmental Attributes contracts. The Company applies the optional exemptions in ASC 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Firm contracts for fixed-price, fixed-quantity sales of RNG and Environmental Attributes based on minimum contractual volumes are reflected in the table below when their original expected term is in excess of one year. The following table summarizes the revenue the Company expects to recognize over next 20 years on these firm sales contracts as of March 31, 2022:

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Remaining 2022 and 2023	$136,617
2024-2025	266,350
2026-2027	354,183
2028-2029	343,474
2030-2031	344,472
Thereafter	1,590,384
Total	$3,035,480
NOTE 6 – Property, Plant and Equipment
Property, plant and equipment consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$291,286	$285,718
Buildings and improvements	16,998	16,039
Furniture and fixtures	1,569	1,176
Construction in progress	96,914	55,039
Land	266	246
Total cost	407,033	358,218
Less accumulated depreciation	(12,830)	(7,635)
Property, plant and equipment, net	$394,203	$350,583
NOTE 7 – Equity Method Investments
As a result of the Aria Merger, the Company holds 50% interest in two joint ventures, Mavrix and Sunshine Gas Producers, LLC (“SGP”), which are accounted for using the equity method due to the joint control by both the Company and unrelated parties with ownership interest in each entity.
Under the terms of the original Mavrix, LLC Contribution Agreement dated September 30, 2017, the Company is required to make an earn-out payment to its joint venture partner holding the other 50% membership in Mavrix in an amount up to $9.55 million. The earn-out payment represents additional consideration for the Company’s equity interest in Mavrix and will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is due until the completion of the earn-out period. In February 2022, the Mavrix, LLC Contribution Agreement was amended to exclude certain upgrade and optimization capital expenditures incurred for one specific project from the earn-out calculation and to add a maintenance expenditure cap. Based on the amended terms, the Company has estimated the earn-out payment to be $8.1 million at March 31, 2022, and this amount is reflected in the accompanying balance sheet in accrued and other current liabilities.

The summarized financial information for the Mavrix and SGP equity method investments is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Assets	$237,199	$203,864
Liabilities	53,880	15,477
Net assets	$183,319	$188,387
Company’s share of equity in net assets	$91,660	$94,194

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Three Months Ended March 31, 2022
Total revenues	$25,229
Net income	$8,018
Company’s share of net income	$4,009
The Company’s carrying values of the Mavrix and SGP investments also include basis differences totaling $154.4 million as of March 31, 2022 as a result of the fair value measurements recorded as part of the Aria Merger. Amortization of the basis differences reduced equity investment income by $2.6 million for the three months ended March 31, 2022.
On December 30, 2021, the Company entered into a new joint venture. The Company contributed $7.5 million in cash in 2021 into this newly created entity, Saturn Renewables LLC ("Saturn"), in exchange for a 50% interest, and the joint venture acquired gas rights at two landfill sites to develop RNG facilities. The Company is the operator of Saturn’s day to day operations and accounts for its investment in Saturn using the equity method. The Company has contributed an additional $4.0 million to the Saturn joint venture during the three months ended March 31, 2022, and the carrying value of Saturn was $11.5 million as of March 31, 2022.
In addition, the Company also owns several smaller investments accounted for using the equity method of accounting totaling $7.1 million as of March 31, 2022 and December 31, 2021.
NOTE 8 – Goodwill and Intangible Assets
Goodwill
At March 31, 2022, the Company had $29.1 million of goodwill, all of which is allocated to the RNG segment. The goodwill is primarily associated with the acquisition of Aria in the Business Combinations, as discussed in “Note 4 - Business Combinations and Reverse Recapitalization.” The Company performs its annual impairment testing on October 1 of each year or as circumstances change or necessitate. There have been no material changes related to the RNG segment's goodwill or the Company’s impairment assessments since its fiscal year ended December 31 2021.
Intangible Assets
Intangible assets consist of biogas rights agreements, off-take agreements, O&M contracts, an RNG purchase contract, customer relationships and trade names that were recognized as a result of the allocation of the purchase price under business acquisitions based on their future value to the Company, and such intangible assets will be amortized over their estimated useful lives. Biogas rights agreements also include the cost of agreements entered into with biogas site hosts. The biogas rights agreements have various renewal terms in their underlying contracts that are factored into the useful lives when amortizing the intangible asset.
Intangible assets consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$612,461	$15,437	$597,024
Electricity off-take agreements	26,512	1,547	24,965
Operations and maintenance contracts	8,620	316	8,304
RNG purchase contract	10,290	3,642	6,648
Customer relationships	350	146	204
Trade names	150	62	88
Total	$658,383	$21,150	$637,233

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$603,868	$8,237	$595,631
Electricity off-take agreements	26,511	749	25,762
Operations and maintenance contracts	8,620	173	8,447
RNG purchase contract	10,290	1,959	8,331
Customer relationships	350	140	210
Trade names	150	60	90
Total	$649,789	$11,318	$638,471
Total amortization expense was approximately $8.2 million and $0.03 million for three months ended March 31, 2022 and 2021, respectively, excluding the $1.7 million of amortization of the RNG purchase contract for the three months ended March 31, 2022 that is amortized to cost of energy.
Below-Market Contracts
As a result of the Aria Merger, the Company assumed certain fixed-price sales contracts that were below current and future market prices at the Closing Date. The contracts were recorded at fair value and are classified as other long-term liabilities on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$8,070	$138,920

	December 31, 2021
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$4,360	$142,630
The below-market contract amortization was $3.7 million for the three months ended March 31, 2022 and was recognized as an increase to revenues since it relates to the sale of RNG and related Environmental Attributes.
NOTE 9 – Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Accrued expenses	$26,063	$16,638
Accrued capital expenditures	15,564	16,609
Derivative liabilities	—	771
Payroll and related costs	9,228	7,683
Accrued interest	759	738
Contract liabilities	917	505
Other current liabilities	3,243	3,335
Total	$55,774	$46,279

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – Debt
The Company’s outstanding debt consists of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
New Credit Agreement - Term Loan	$217,250	$218,625
Wilmington Trust – 4.47% Term Note	60,828	60,828
Wilmington Trust – 3.75% Term Note	71,123	72,542
	349,201	351,995
Less unamortized debt issuance costs	(8,827)	(9,221)
Long-term debt less debt issuance costs	340,374	342,774
Less current maturities, net	(12,606)	(11,378)
Total long-term debt	$327,768	$331,396
Fair Value of Debt
The Company estimates the fair value of fixed-rate term loans based on quoted market yields for similarly rated debt instruments in an active market, which are considered a Level 2 input in the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding debt was approximately $328.7 million and $353.1 million, respectively.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Energy Operating LLC, a Delaware limited liability company (f/k/a LFG Buyer Co, LLC) (“Archaea Borrower”), entered into a $470 million Revolving Credit and Term Loan Agreement (the “New Credit Agreement”) with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan” and, together with the Revolver, the “Facilities”) with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, Archaea Borrower received total proceeds of $220 million under Term Loan. Archaea Borrower had outstanding borrowings under the Term Loan of $217.3 million at an interest rate of 3.48% as of March 31, 2022. As of March 31, 2022, the Company had issued letters of credit under the New Credit Agreement of $19.9 million and there were no borrowings under the Revolver, resulting in available borrowing capacity of $230.1 million under the Revolver.
NOTE 11 – Leases
The Company has entered into warehouse, facility, and various office leases with third parties for periods ranging from one to eleven years. As discussed in Note 3 - Recently Issued and Adopted Accounting Standards, the Company adopted ASC 842 - Leases on January 1, 2022 utilizing the modified retrospective approach. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain leases, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company has elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less.
The Company determines at the inception of a lease whether an arrangement that provides the Company control over the use of an asset is a lease. ROU assets and lease liabilities are initially measured at the lease commencement date based on the present value of the future lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate which approximates the rate to borrow funds on collateralized loans over a similar term of the lease. Renewal options are included in the calculation of ROU assets and lease liabilities when the Company determines that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances. When

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
operating leases contain provisions for maintenance services, which are considered non-lease components for accounting purposes, those non-lease components are excluded from the calculation of the ROU assets and lease liabilities.
Operating lease expense is generally recognized on a straight-line basis over the lease term unless another method better represents the pattern that benefit is expected to be derived from the right to use the underlying asset. For the three months ended March 31, 2022, the Company recognized $0.9 million in total lease costs, which was comprised of $0.3 million in operating lease expense and $0.1 million in capitalized lease costs for ROU assets, and $0.5 million of short-term operating lease expense. For the three months ended March 31, 2021, the Company recognized rent expense of $0.1 million.
The Company also entered into a related-party office lease as a result of its acquisition of interest Gulf Coast Environmental Services, LLC in 2020. During the three months ended March 31, 2022 and 2021, the Company paid approximately $70 thousand and $53 thousand, respectively, under this related-party lease which expires on May 1, 2022.
Supplemental information related to the Company's ROU assets and related operating lease liabilities were as follows:

(in thousands)	Three Months Ended March 31, 2022
Operating cash outflows for operating leases	$666
Weighted average remaining lease term (in years)	9.0
Weighted average discount rate	5.0%
In 2021, the Company entered into a new corporate office lease with a commitment of approximately $8.3 million that has not commenced as of March 31, 2022 and, therefore, has not been recognized on the Company's Consolidated Balance Sheet. This operating lease is expected to commence in the fourth quarter of 2022 with a lease term of 11 years.
As of March 31, 2022, future lease payments under the Company’s operating leases that have commenced are as follows:

(in thousands)
Remainder of 2022	$808
2023	609
2024	528
2025	520
2026	533
2027	545
Thereafter	2,577
Total future lease payments	6,120
Less portion representing imputed interest	(1,247)
Total operating lease liabilities	$4,873
NOTE 12 – Commitments and Contingencies
Commitments
The Company has various long-term contractual commitments pertaining to its biogas rights agreements. Excluding the evergreen contracts, these agreements expire at various dates through 2045.
Contingencies
The Company is subject to certain claims, charges and litigation concerning matters arising in the ordinary course of business and that have not been fully resolved. The Company does not believe the ultimate outcome of any currently pending lawsuit will have a material adverse effect upon the Company’s financial statements, and the liability is believed to be only reasonably possible or remote.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – Derivative Instruments
Warrant Liabilities
As of March 31, 2022, 6,771,000 Private Placement Warrants remain outstanding, and each is exercisable to purchase one share of Class A Common Stock or, in certain circumstances, one Class A Opco Unit and corresponding share of Class B Common Stock. The Private Placement Warrants expire on September 15, 2026, or earlier upon redemption or liquidation. Private Placement Warrants are nonredeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. There were no Private Placement Warrants transfers as of March 31, 2022.
The Private Placement Warrants contain exercise and settlement features that preclude them from being classified within stockholders’ equity, and therefore are recognized as derivative liabilities. The Company recognizes the warrant instruments as liabilities at fair value with changes in fair value included within gain (loss) on derivative contracts in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model (a Level 3 measurement).
The Company used the following assumptions to estimate the fair value of the Private Placement Warrants:

	March 31, 2022	December 31, 2021
Stock price	$21.93	$18.28
Exercise price	$11.50	$11.50
Volatility	48.0%	46.0%
Expected term (years)	4.5	4.7
Risk-free interest rate	2.4%	1.2%
The change in the fair value of the warrant liabilities is recognized in gain (loss) on derivative contracts in the consolidated statement of operations. The changes in the Private Placement Warrants liabilities for the three months ended March 31, 2022 are as follows:

(in thousands)
Warrant liabilities as of December 31, 2021	$67,290
Change in fair value	24,013
Warrant liabilities as of March 31, 2022	$91,303
Natural Gas Swap
In conjunction with the Business Combinations, the Company assumed a natural gas variable to fixed priced swap agreement entered into by Aria. The Company is the fixed price payer under the swap agreement that provides for monthly net settlements through the termination date of June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. The agreement has a remaining notional of 273,600 MMBtu as of March 31, 2022. The Company received net cash payments of $0.1 million for the natural gas swap for the three months ended March 31, 2022.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap
In December 2021, the Company entered into an interest rate swap that locks in payments of a fixed interest rate of 1.094% in exchange for a floating interest rate that resets monthly based on LIBOR. The interest rate swap was not designated as a hedging instrument, and net gains and losses are recognized currently in gain (loss) on derivative contracts. The interest rate swap notional begins at $109.3 million and declines over the term of the swap ending at $94.9 million as of the December 2024 contract termination date. The Company made cash payments of $0.3 million for the interest rate swap for the three months ended March 31, 2022.
The following summarizes the balance sheet classification and fair value of the Company’s derivative instruments as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets
Natural gas swap asset	$271	$—
Interest rate swap asset	503	—
Other non-current assets
Interest rate swap asset	3,164	439
Total derivative assets	$3,938	$439
Accrued and other current liabilities
Natural gas swap liability	$—	$44
Interest rate swap liability	—	727
Derivative liabilities
Natural gas swap liability	78	134
Warrant liabilities	91,303	67,290
Total derivative liabilities	$91,381	$68,195
The following table summarizes the income statement effect of gains and losses related to derivative instruments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Gain (loss) on natural gas swap contract	$454	$—
Gain (loss) on warrant liabilities	(24,013)	—
Gain (loss) on interest rate swap contract	3,644	—
Total	$(19,915)	$—

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – Fair Value Measurements
Fair Values - Recurring
The following table summarizes the outstanding derivative instruments and the fair value hierarchy for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2022
Assets
Natural gas swap	$—	$271	$—	$271
Interest rate swap	—	3,667	—	3,667
Liabilities
Warrant liabilities	$—	$—	$91,303	$91,303
Natural gas swap	—	78	—	78

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Assets
Interest rate swap	$—	$439	$—	$439
Liabilities
Warrant liabilities	$—	$—	$67,290	$67,290
Natural gas swap	—	178	—	178
Interest rate swap	—	727	—	727
Financial Instruments Fair Value
As of March 31, 2022 and December 31, 2021, the fair value of other financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, and accrued and deferred expenses approximate the carrying values because of the short-term maturity of those items. See “Note 10 - Debt” for the fair value of the Company's debt.
Fair Values - Nonrecurring
The fair value measurements of goodwill, assets acquired and liabilities assumed, including below-market contracts assumed, in the business combinations are measured on a nonrecurring basis on the acquisition date based on inputs that are not observable in the market, and therefore, represent Level 3 inputs and measurements. See “Note 8 - Goodwill and Intangible Assets” and “Note 4 - Business Combinations and Reverse Recapitalization.”
There were no transfers between fair value hierarchy levels for the three months ended March 31, 2022 and the year ended December 31, 2021.
NOTE 15 – Nonredeemable and Redeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Class A Opco Units, including units issued in connection with the Business Combinations and units owned by the Sponsor, Atlas or Company directors. As of March 31, 2022, the Company directly owned approximately 67.1% of the interest in Opco and the redeemable noncontrolling interest was 32.9%. As of December 31, 2021, the Company owned approximately 54.5% of the interest in Opco and the redeemable noncontrolling

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
interest was 45.5%. Holders of Class A Opco Units other than Archaea own an equal number of shares of Class B Common Stock and have a redemption right, subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. Due to the cash redemption provisions of the redemption right, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
Stockholders’ Equity
In March 2022, the Company supported an underwritten public offering in which Aria Renewable Energy Systems LLC sold 14,942,643 shares of our Class A common stock. The transaction (“Ares Secondary Offering”) resulted in no proceeds to the Company and a decrease of 14,942,643 shares of outstanding Class B Common Stock and a corresponding increase of 14,942,643 shares of outstanding Class A Common Stock.
The following is a summary of Class A Common Stock and Class B Common Stock activity for the three months ended March 31, 2022:

(in shares)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2021	65,122,200	54,338,114
Exchange of Class B Common Stock for Class A Common Stock	15,056,379	(15,056,379)
Issued for vested RSUs	103,175	—
Outstanding at March 31, 2022	80,281,754	39,281,735
NOTE 16 – Share-Based Compensation
In connection with Business Combinations, the Company adopted the 2021 Omnibus Incentive Plan (the “Plan”). The Company may grant restricted stock, RSUs, incentive and non-qualified stock options, stock appreciation rights, performance awards, stock awards and other stock-based awards to officers, directors, employees and consultants under the terms of the Plan. There are 11.3 million shares authorized under the plan as of March 31, 2022, and approximately 10.4 million shares remain available for future issuance as of March 31, 2022. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.
Restricted Stock
On January 1, 2022, the Company granted a total of 41,028 RSUs to non-employee directors with a 1 year vesting period. RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
In February 2022, the Company modified and accelerated the vesting of 158,583 unvested RSUs for certain employees and recognized $2.9 million of incremental share-based compensation expense related to these modifications.
For the three months ended March 31, 2022 and 2021, the Company recognized a total of $5.8 million and zero, respectively, of share-based compensation expense related to RSUs, including $2.9 million of incremental share-based compensation expense for the February 2022 modifications. At March 31, 2022, there was $8.5 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.0 year.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes RSUs activity for the three months ended March 31, 2022:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value (per share)
Outstanding at December 31, 2021	851,020	$17.23
Granted	41,028	$17.85
Vested (1)	(145,191)	$17.23
Forfeited	(53,876)	$17.23
Outstanding at March 31, 2022	692,981	$17.27
__________________________________________
(1) Vested RSUs include 42,016 units that were not converted into Class A Common Stock due to net share settlements to cover employee withholding taxes.
Series A Incentive Plan
Legacy Archaea adopted a Series A Incentive Plan in 2018 to provide economic incentives to select employees and other service providers in order to align their interests with equity holders of Legacy Archaea. Under the original terms of the awards, all unvested Series A units outstanding were vested upon Closing of Business Combinations.
For the three months ended March 31, 2021, Legacy Archaea recognized compensation expense of $32 thousand related to Series A units awards. As a result of the Business Combinations, the Series A Incentive Plan is no longer applicable to the Company.
NOTE 17 – Provision for Income Tax
Archaea Energy Inc. is organized as a Subchapter C corporation and, as of March 31, 2022, is a 67.1% owner of LFG Acquisition Holdings LLC. LFG Acquisition Holdings LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such, is generally not subject to any U.S. federal entity-level income taxes with the exception of two subsidiary Subchapter C corporations.
The Company recognized federal and state income tax expense of $0 million and $0 million during the three months ended March 31, 2022 and 2021, respectively. The Company did not record a tax provision for the three months ended March 31, 2021 primarily due to Archaea Energy LLC's status as a pass-through entity for U.S. federal income tax purposes.
The effective tax rates were 0% for the three months ended March 31, 2022 and 2021. The difference between the Company’s effective tax rate for the three months ended March 31, 2022, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. and State deferred tax assets, income (loss) from pass-through entities not attributable to Class A Common Stock, and state and local taxes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
As of March 31, 2022, the Company determined it is not more likely than not the Company’s net deferred tax assets will be realized due to significant negative evidence such as cumulative losses and continues to maintain a full valuation allowance. There are no unrecognized tax benefits recorded as of March 31, 2022 and December 31, 2021.
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
The Company’s basic earnings per share (“EPS”) of Class A Common Stock is computed based on the average number of

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effects of the Company’s outstanding RSUs and Private Placement Warrants, unless the effects are anti-dilutive to EPS.
The following provides a reconciliation between basic and diluted EPS attributable to Class A Common Stock for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income (loss) attributable to Class A Common Stock	$(18,427)	$—
Class A Common Stock
Average number of shares outstanding - basic	66,376	—
Average number of shares outstanding - diluted	66,376	—
Net income (loss) per share of Class A Common Stock
Basic and diluted	$(0.28)	$—
The following potential common shares were excluded from diluted EPS for the three months ended March 31, 2022 as the Company had a net loss for the period: 6,771,000 weighted-average warrants and 835,015 weighted-average RSUs.
NOTE 19 – Segment Information
The Company’s two reporting segments for the three months ended March 31, 2022 and 2021 are RNG and Power. The Company’s chief operating decision maker evaluates the performance of its segments based on operational measures including revenues, net income and EBITDA.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended March 31, 2022
Revenue	$38,842	$16,849	$1,209	$56,900
Intersegment revenue	—	1,411	(1,411)	—
Total revenue and other income	38,842	18,260	(202)	56,900
Equity investment income, net	1,038	391	—	1,429
Net income (loss)	14,205	1,645	(49,022)	(33,172)
Interest expense	(303)	—	2,956	2,653
Depreciation, amortization and accretion	9,108	3,158	224	12,490
EBITDA	$23,010	$4,803	$(45,842)	$(18,029)

March 31, 2022
Goodwill	$29,137	$—	$—	$29,137

Three months ended March 31, 2021
Revenue	$—	$—	$1,654	$1,654
Intersegment revenue	—	—	—	—
Total revenue and other income	—	—	1,654	1,654
Equity investment income, net	—	—	—	—
Net income (loss)	(1,090)	—	(1,409)	(2,499)
Interest expense	6	—		6
Depreciation, amortization and accretion	13	—	36	49
EBITDA	$(1,071)	$—	$(1,373)	$(2,444)

December 31, 2021
Goodwill	$29,211	$—	$—	$29,211
NOTE 20 – Related Party Transactions
Engineering, Procurement and Construction Contract
Assai Energy, LLC (a wholly owned subsidiary of the Company) entered into a construction service and project guarantee agreement with Noble Environmental Specialty Services, LLC (“NESS”) (a wholly owned subsidiary of Noble). NESS is responsible for constructing an RNG plant located at the Keystone Landfill, near Scranton, PA. The total contract price for the engineering, procurement and construction (“EPC”) contract is $19.9 million. As of March 31, 2022, the Company has paid a total of $23.6 million to NESS under the EPC contract. The Company also reimbursed NESS $6.0 million for costs outside the EPC related to the Assai project. This agreement is considered to be a related party transaction due to the owners of NESS also being certain employees of the Company. As of March 31, 2022, the Company had a related party balances with NESS including a payable of $2.0 million and a receivable of $0.9 million.
O&M Contracts with Joint Ventures
The Company provides O&M services for facilities owned by certain of its joint ventures and recognized associated revenues of $0.3 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had related party balances with certain of its joint ventures including a receivable of $1.1 million.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – Subsequent Events
INGENCO Acquisition
In April 2022, the Company announced that its wholly owned subsidiary, Archaea Infrastructure, LLC, had entered into a definitive purchase and sale agreement to purchase INGENCO for approximately $215 million in cash, subject to certain customary adjustments at closing. INGENCO owns 14 LFG to renewable electricity facilities. The closing of the transaction is expected to occur on or after July 1, 2022 and is subject to customary closing conditions.
Formation of Lightning JV
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used for a variety of applications. The Company will hold a 60% ownership interest in the Lightning JV.

Predecessor - Aria Energy LLC Financial Statements

Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria’s consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flow for the three months ended March 31, 2021. See Archaea Energy Inc.’s “Note 4 - Business Combinations and Reverse Recapitalization” in the 2021 Annual Report for additional information.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Operations
(Unaudited)

Three Months Ended
(in thousands)	March 31, 2021
Revenues and Other Income
Energy revenue	$42,467
Construction revenue	24
Amortization of intangibles and below-market contracts	(954)
Total Revenues and Other Income	41,537
Equity Investment Income, net	5,856
Cost of Sales
Cost of energy	21,100
Cost of other revenues	23
Depreciation, amortization and accretion	5,693
Total Cost of Sales	26,816
Impairment of assets	542
General and administrative expenses	7,106
Operating Income (Loss)	12,929
Other Income (Expense)
Interest expense, net	(4,321)
Gain (loss) on derivative contracts	110
Total Other Income (Expense)	(4,211)
Net Income (Loss)	8,718
Net income attributable to noncontrolling interest	8
Net Income (Loss) Attributable to Controlling Interest	$8,710

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended
(in thousands)	March 31, 2021
Net Income (Loss)	$8,718
Other Comprehensive Income (Loss)
Net actuarial income	27
Other Comprehensive Income (Loss)	8,745
Comprehensive income attributable to noncontrolling interest	8
Comprehensive Income (Loss) Attributable to Controlling Interest	$8,737

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended
(in thousands)	March 31, 2021
Cash flows from operating activities
Net income	$8,718
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	5,693
Impairment of assets	542
Amortization of debt origination costs	245
Amortization of intangibles and below-market contracts	343
Return on investment in equity method investments	6,419
Equity in earnings of equity method investments	(5,855)
Change in fair value of derivatives	(312)
Net periodic postretirement benefit cost	27
Changes in operating assets and liabilities:
Accounts receivable	(1,226)
Inventory	(667)
Prepaid expenses and other assets	(344)
Other non-current assets	30
Trade accounts payable	245
Accrued and other current liabilities	2,619
Net cash provided by operating activities	16,477
Cash flows from investing activities
Purchase of property and equipment	(771)
Contributions to equity method investments	(1,900)
Net cash used in investing activities	(2,671)
Cash flows from financing activities
Payments on long-term debt	—
Net cash used in financing activities	—
Net increase in cash and cash equivalents	13,806
Cash and cash equivalents – beginning of period	14,257
Cash and cash equivalents – end of period	$28,063
Supplemental cash flow information
Cash paid for interest	$2,193
Noncash investing activities
Accruals of property and equipment incurred but not yet paid	$155

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
NOTE 2 - Summary of Significant Accounting Policies - Predecessor
Basis of Presentation
The consolidated financial statements of Aria have been prepared on the basis of United States generally accepted accounting principles (“GAAP”). Certain amounts have been reclassified to conform to the current presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.
Revenue Recognition
Aria generates revenue from the production and sale of electricity, gas, and their renewable energy attributes, and performance of other landfill energy services. Based on requirements of GAAP, a portion of revenue is accounted for under ASC 840, Leases, and a portion under ASC 606, Revenue from Contracts with Customers. Under ASC 840, revenue is recognized generally upon delivery of electricity, gas, and their related renewable Environmental Attributes. Under ASC 606, revenue is recognized upon the transfer of control of promised goods or services to the customer in an amount that reflects the consideration to which is expected to be entitled in exchange for those goods or services. Based on the terms of the PPAs, the amounts recorded under ASC 840 are generally consistent with revenue recognized under ASC 606. For the three months ended March 31, 2021, approximately 39% of revenue was accounted for under ASC 606 and 61% under ASC 840.
The following tables display Aria’s revenue by major source and by operating segment for the three months ended March 31, 2021:

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
(in thousands)	March 31, 2021
RNG, including RINs and LCFS credits	$26,481
RNG O&M service	339
Power, including RECs	13,817
Power O&M service	1,830
Other	24
Total	$42,491

Operating segments
RNG	$26,844
Power	15,647
Total	$42,491
Held for Sale
During 2020, Aria enacted a plan to sell LESPH, and accordingly, the business was classified as held for sale. An agreement to sell the membership interests of the business subsequently was executed on March 1, 2021. The sale of LESPH was completed on June 10, 2021. Proceeds from the sale were $58.5 million and were sent to the lenders of the LESPH debt.
The pre-tax net earnings (losses) associated with LEPSH, included in Aria’s consolidated statement of operations were $(1.9) million for the three months ended March 31, 2021.
NOTE 3 - Equity Method Investments - Predecessor
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
Under the terms of the Mavrix LLC Contribution Agreement dated September 30, 2017, Aria is required to make an earn-out payment to its joint venture partner holding the other 50% membership (in Mavrix LLC) in an amount up to $9.55 million. As defined in the Contribution Agreement, the payment represents additional consideration for Aria’s equity interest in Mavrix, and the earn-out payment will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is made until after the end of the earn-out period. Aria has estimated the earn-out payment to be $1.3 million at March 31, 2021 and has recorded these amounts in other long-term liabilities in the period.
Summary information on the equity method investments is as follows:

(in thousands)	March 31, 2021
Assets	$172,331
Liabilities	12,427
Net assets	$159,904
Aria’s share of equity in net assets	$78,946

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
(in thousands)	March 31, 2021
Revenue	$23,599
Net income	$11,368
Aria’s share of net income	$5,856
NOTE 4 - Derivative Instruments - Predecessor
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
Aria has a natural gas variable to fixed-priced swap agreement which provides for a fixed to variable rate swap calculated monthly, until the termination date of the contract, June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. Changes in the fair values of natural gas swap are recognized in gain (loss) on derivative contracts and realized losses are recognized as a component of cost of energy expense as summarized in the table below.
Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the life of the contract (a Level 2 measurement), with an adjustment for each counterparty's credit rate risk.
On April 6, 2020, Aria entered into an interest rate cap with a total notional amount of $110 million and an effective date of April 30, 2020. The cap agreement provides a fixed cap rate of 1.00% per annum related to the one-month LIBOR and has a termination date of May 31, 2022. The market value at March 31, 2021 was valued at zero and all associated fees with this transaction were recorded. Aria made cash payments for the natural gas swap of $0.2 million for the three months ended March 31, 2021.

Three Months Ended
(in thousands)	March 31, 2021
Natural gas swap - unrealized gain (loss)	$110
NOTE 5 - Benefit Plans - Predecessor
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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit cost recognized in the consolidated statements of comprehensive income was as follows:

Three Months Ended
(in thousands)	March 31, 2021
Service cost	$10
Interest cost	20
Amortization of prior service cost	3
Recognition of net actuarial loss	24
Net periodic benefit cost	$57
NOTE 6 - Related Party Transactions - Predecessor
Sales are made to and services are purchased from entities and individuals affiliated through common ownership. Aria provides O&M services, and administration and accounting services to their 50% owned joint ventures.
The following is a summary of transactions with these related parties:

Three Months Ended
(in thousands)	March 31, 2021
Sales of construction services	$24
Sales of operations and maintenance services	$395
Sales of administrative and other services	$98
NOTE 7 - Segment Reporting - Predecessor

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended March 31, 2021
Total revenue	$25,953	$15,584	$—	$41,537
Net income (loss)	16,950	1,503	(9,743)	8,710
Depreciation, amortization and accretion	2,275	3,403	15	5,693
Interest expense	—	—	4,321	4,321
EBITDA	$19,225	$4,906	$(5,407)	$18,724

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A in the 2021 Annual Report and the sections entitled “Risk Factors” in Part II, Item 1A and “Forward-Looking Statements” appearing elsewhere in this Report.
Overview
Archaea is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and anaerobic digesters into low-carbon RNG and electricity. As of March 31, 2022, the Company owns, through wholly-owned entities or joint ventures, a diversified portfolio of 31 LFG recovery and processing projects across 18 states, including 12 operated projects that produce pipeline-quality RNG and 19 LFG to renewable electricity projects.
Archaea develops, designs, constructs, and operates RNG facilities. We have entered into long-term agreements with biogas site hosts which give us the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity. As of March 31, 2022, Archaea’s development backlog includes 38 cumulative projects, including planned optimizations of certain operating RNG facilities over time and opportunities to build new RNG facilities on sites with existing renewable electricity facilities and on greenfield sites.
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
We have long-term off-take contracts with creditworthy counterparties for the sale of RNG and related Environmental Attributes. Certain long-term off-take contracts were accounted for as operating leases prior to January 1, 2022 and have no minimum lease payments. The rental income under these leases was recorded as revenue when the RNG was delivered to the customer. RNG not covered by off-take contracts is sold under short-term market based contracts. When the performance obligation is satisfied through the delivery of RNG to the customer, revenue is recognized. We usually receive payments from the sale of RNG production within one month after delivery.

We also earn revenue by selling RINs, which are generated when producing and selling RNG as transportation fuel. These RINs are able to be separated and sold independently from the RNG produced. When the RNG and RIN are sold on a bundled basis under the same contract, revenue is recognized when the RNG is produced and the RNG and associated RIN are transferred to a third party. The remaining RIN sales were under short-term contracts independent from RNG sales, and revenue is recognized when the RIN is transferred to a third party. We also generate and sell LCFS credits at some of our RNG projects through off-take contracts similar to RINs. LCFS is state level program administered by the CARB. LCFS credits are generated as the RNG is sold as vehicle fuel in California.

There is a general lag in the generation and sale of RINs and LCFS credits subsequent to a facility being placed into operation. While each new facility is eligible to register under the federal Renewable Fuel Standard (“RFS”) upon initial production and pipeline injection, Archaea has external parties certify its plants under the EPA’s voluntary Quality Assurance Plan (“QAP”) in order to maximize the value of its D3 RINs. The initial QAP review generally requires evaluation of up to 90 days of operational data prior to achieving Q-RIN status. Once registration is obtained from the EPA and Q-RIN status achieved, Archaea can generate RINs. RINs are generated monthly for the previous month of production, after which the RINs may be sold. Quarterly and annual reports are required to maintain RFS registration and Q-RIN status for each facility.
LCFS registration requires a minimum of 90 days operational data for a provisional pathway application. Following the application submission, there is a mandatory third-party validation period ranging from three to six months. During this time, LCFS credits can be generated for the facility using a temporary carbon intensity (“CI”) score, which is typically higher than the expected certified CI for our facilities. Following successful pathway validation, the facility is eligible to generate LCFS credits using the new provisional CI score. LCFS credits are generated on a quarterly basis for the previous quarter of production. Credits are then available to be sold. Quarterly and annual reports are required to maintain LCFS registration and certified CI for each facility.
Our Segments
The Company reports segment information in two segments: RNG and Power. Prior to the Business Combinations, the Company managed RNG as its primary business operations, which is to construct and develop biogas facilities on landfill sites for production of RNG. Our Power segment generates revenue by selling renewable electricity and associated Environmental Attributes. We expect our future growth to be driven primarily by additional projects within the RNG segment, and we expect to build new RNG facilities on our sites with existing LFG to renewable electricity projects over time.
In addition, we hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix LLC, which owns and operates five separate RNG facilities, and Saturn Renewables, LLC, which owns gas rights at two landfills, both of which are included in the RNG segment, as well as the Sunshine electric project included in the Power segment.
The Business Combinations
On September 15, 2021, RAC completed the Business Combinations to acquire Legacy Archaea and Aria. Following the Closing, RAC changed its name from “Rice Acquisition Corp.” to “Archaea Energy Inc.,” and Rice Acquisitions Holdings LLC was renamed “LFG Acquisition Holdings LLC” (also referred to herein as “Opco”).
The Company and Opco issued 33.4 million Class A Opco Units and 33.4 million shares of Class B Common Stock on the Closing Date to Legacy Archaea Holders to acquire Legacy Archaea. Aria was acquired for total initial consideration of $863.1 million, which was reduced by $1.9 million in March 2022 for the final adjustment under the terms set forth in the Aria Merger Agreement. The initial Aria Merger consideration consisted of cash consideration of $377.1 million paid to Aria Holders and equity consideration in the form of 23.0 million Class A Opco Units and 23.0 million shares of Class B Common Stock. In addition, $91.1 million of Aria debt was repaid in connection with the Aria Merger.
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and Archaea Energy Inc.’s only assets are its equity interests in Opco. The up-C structure allows the Legacy Archaea Holders, the Aria Holders, and the Sponsor to retain their equity ownership through Opco, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of Class A Opco Units, and provides potential future tax benefits for Archaea when those holders of Class A Opco Units ultimately exchange their Class A Opco Units and shares of Class B Common Stock for shares of Class A Common Stock. Opco is considered a VIE for accounting purposes, and the Company, as the sole managing member of Opco, is considered the primary beneficiary. As such, the Company consolidates Opco, and the unitholders that hold economic interests directly at Opco are presented as redeemable noncontrolling interests in the Company’s financial statements.
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
Predecessor and Successor Reporting
Legacy Archaea is considered the accounting acquirer of the Business Combinations for accounting purposes, and the Archaea Merger represents a reverse merger and is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RAC is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Archaea Merger is treated as the equivalent of Legacy Archaea issuing shares for the net assets of RAC, accompanied by a recapitalization.
Legacy Archaea is considered the “Successor.” As such, the consolidated assets, liabilities and results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea (the accounting acquirer), and the Company’s consolidated financial statements include the assets, liabilities and results of operations of Aria beginning on September 15,

2021.
The Aria Merger represents a business combination in which Aria was determined to be the acquired company. Due to Aria’s historical operations compared to Legacy Archaea and the relative fair values, Aria was determined to be the “Predecessor.” Aria’s consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flow for the three months ended March 31, 2021 have been included in Item 1. Financial Statements of this Report to enhance comparability for readers.
Factors Affecting the Comparability of Our Financial Results
Our results of operations will not be comparable to our Successor or our Predecessor’s historical results of operations for the reasons described below:
•The Company’s results of operations and financial position may not be comparable to Legacy Archaea’s or Aria’s historical results as a result of the Business Combinations and the Company’s ongoing development activities. Our results prior to the closing of the Business Combinations on September 15, 2021 only include Legacy Archaea, the accounting acquirer, whereas our results beginning on September 15, 2021 include the combined operations of Legacy Archaea and Aria as managed by the Company. In addition, both Legacy Archaea and Aria have experienced significant growth and expansion over the last two years, and the Company expects to continue to grow significantly through organic growth projects and acquisitions, including the expected INGENCO acquisition and the Lightning JV described in greater detail in “—Recent Events” below. In addition to significant growth and expansion in operations, the Company expects to raise a significant amount of capital through financing transactions to fund a portion of that growth, which may also impact the comparability of our historical results to our future results.
•As a result of the Business Combinations, and subsequent acquisitions, joint ventures and other transactions, the Company has hired and will need to hire additional personnel and implement procedures and processes to address expanded facilities, as well as public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company that Legacy Archaea and Aria did not historically incur for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
•As a corporation, the Company is subject to U.S. federal income and applicable state taxes to the extent it generates positive taxable income. Legacy Archaea and Aria and their subsidiaries (with the exception of one partially-owned subsidiary which filed income tax returns as a C corporation) are and were generally not subject to U.S. federal income tax at an entity level. Accordingly, the net income in Legacy Archaea and Aria’s historical financial statements does not reflect the full tax expense the Company would have incurred if it were subject to U.S. federal income tax at an entity level during such periods.
Recent Events
Operational Highlights
Below are key recent development and operational events:
▪Produced first pipeline-quality RNG and achieved commercial operations at the Soares dairy digester facility in January 2022, successfully completing the first of four dairy projects within its 50%-owned Mavrix, LLC joint venture with BP Products North America Inc. and demonstrating that the Company’s capabilities extend to anaerobic digestion projects.
▪Completed maintenance activities including an electrical overhaul and plant redundancy updates at the Assai RNG facility in February, which resulted in a brief outage but has achieved over 99% uptime and over 95% methane recovery since early March 2022. Assai also received approval to utilize gas flows from the Alliance landfill in early May 2022.
▪Upgraded membranes and tuned the nitrogen rejection unit (“NRU”) at the Seneca RNG facility, resulting in an approximate 10% increase in methane recovery. Membrane and NRU upgrades are key components of the Archaea V1 plant design.

▪Added 53 high-quality RNG development projects to the Company’s RNG development backlog year to date, which today includes 88 RNG development projects for which gas rights agreements are in place or are expected to be in place subsequent to the closing of the INGENCO acquisition, in alignment with the Company’s long-term growth strategy and goal to increase estimated long-term annual earnings power.
INGENCO Acquisition
On April 26, 2022, a wholly owned subsidiary of the Company, Archaea Infrastructure, LLC, entered into a definitive purchase and sale agreement (the “INGENCO Purchase Agreement”) to purchase INGENCO, which owns 14 LFG to renewable electricity facilities. The acquisition includes gas rights for the LFG to energy sites, which have a number of existing long-term agreements in place. The Company expects to build RNG facilities on 11 INGENCO sites over time.
The consideration paid to the seller will consist of approximately $215 million in cash, subject to certain customary adjustments pursuant to the terms and conditions of the INGENCO Purchase Agreement. Archaea expects to finance the acquisition of INGENCO, subject to market conditions and other factors, via one or more capital markets transactions or private financing transactions.
The closing of the transaction, which is expected on or after July 1, 2022, is subject to the satisfaction or waiver of customary closing conditions, including, among others, (a) the expiration, termination or waiver of all applicable waiting periods under (i) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) Schedule 2 of the PJM Interconnection, L.L.C. (“PJM”) Open Access Transmission Tariff and (b) the receipt or submission, as applicable, of certain approvals, filings and notices, including those required by the Federal Energy Regulatory Commission and PJM.
Lightning JV
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used for a variety of applications.
Pursuant to the terms of the contribution agreement, dated May 4, 2022 (the “Contribution Agreement”), a wholly owned subsidiary of the Company, Zeus Renewables LLC (“Zeus”), and a wholly owned subsidiary of Republic, Republic Services Renewable Energy, LLC (“Investco”), will contribute approximately $780 million and $300 million, respectively, over approximately five years to six years in exchange for newly issued limited liability company interests of the Lightning JV (the “Lightning JV Membership Interests”), with the initial capital contribution occurring within 60 days of the date of the Contribution Agreement, subject to the terms and conditions thereof (the “Lightning JV Initial Funding Date”). The Lightning JV Membership Interests will be issued on the Lightning JV Initial Funding Date, with Zeus and Investco holding 60% and 40%, respectively, of the outstanding Lightning JV Membership Interests. Cash on hand from operations of the Lightning JV (less certain customary reserves) will be distributed quarterly to Zeus and Investco, as the members, in accordance with their membership percentages, and if, as of December 31, 2026, all approved projects (excluding any subsequently abandoned) have achieved their commercial operations date, then the Lightning JV will distribute all unused capital contributions to Zeus and Investco in proportion to their capital contributions.
The Lightning JV, Investco and Archaea Operating LLC, a wholly owned subsidiary of the Company, have entered into certain other arrangements relating to the Lightning JV that govern, among other things, the grant by Republic of landfill gas rights and real property rights at 39 of Republic’s landfills to the Lightning JV, the process and timeline for development at those landfills by the Lightning JV, the production and sale of RNG and related Environmental Attributes by the Lightning JV, the payment of royalties to Republic and, in exchange for a fee to be paid to Archaea Operating LLC, engineering, procurement, construction management services and operation and maintenance services to be provided to the Lightning JV.
Key Factors Affecting Operating Results
The Company’s business strategy includes growth primarily through the upgrade and expansion of existing RNG production facilities, building new RNG production facilities at sites of our existing LFG to renewable electricity production facilities, development and construction of greenfield RNG development projects for which we already have gas development agreements in place, and the procurement of LFG rights and LFG to renewable electricity production facilities to develop additional RNG projects. We are also evaluating other potential sources of biogas and exploring the development of wells for carbon sequestration, the use of on-site solar-generated electricity to meet energy needs for RNG production, and the use of RNG as a feedstock for low-carbon hydrogen.
The Company’s performance and future success depend on several factors that present significant opportunities but also pose risks and challenges. For information regarding the key factors affecting our performance and future success, see “Key Factors Affecting Operating Performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report. In addition to those discussed in Part I, Item 1A. “Risk Factors” of the 2021 Annual Report, these factors include: the demand for RNG, renewable electricity and Environmental Attributes; electricity prices and the costs of raw materials and labor; the regulatory landscape, which affects demand for our products by providing market participants with incentives to purchase RNG, renewable electricity and Environmental Attributes and which may also affect our development or operating costs; and seasonality.
Results of Operations
Key Metrics
Management regularly reviews a number of operating metrics and financial measurements to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional GAAP performance and liquidity measures, such as revenue, cost of sales, net income and cash provided by operating activities, we also consider MMBtu and MWh sold and Adjusted EBITDA in evaluating our operating performance. Each of these metrics is discussed below under “ – Comparison of the Three Months Ended March 31, 2022 and 2021.”
Key Components of Results of Operations
See “Key Components” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report for information regarding the key components of our results of operations, which are revenue, cost of sales, general and administrative expenses and equity earnings.
Comparison of the Three Months Ended March 31, 2022 and 2021
The following discussion pertains to the results of operations, financial condition, and changes in financial condition of the Successor. For the three months ended March 31, 2021, Legacy Archaea (the Successor) did not have operational RNG assets. Until commercial RNG operations for Legacy Archaea commenced in the fiscal quarter ended June 30, 2021, revenues were historically comprised of sales of customized pollution control equipment and maintenance agreement services. As such, to provide more meaningful comparisons, the following discussion also compares certain of the Company’s operating results for the three months ended March 31, 2022 to the combined operating results of Legacy Archaea and Aria for the three months ended March 31, 2021. Such combined information (which is referred to in this Report as “on a combined basis”) is the sum of the historical financial results of Legacy Archaea and Aria and does not include the impact of purchase accounting.
In this section, any increases or decreases “for the three months ended March 31, 2022” refer to the comparison of the three March 31, 2022, to the three months ended March 31, 2021.
As noted above, for the three months ended March 31, 2021, Legacy Archaea did not have operational RNG or Power assets and thus, the RNG and Power segments did not exist. As such, any segment comparison would not be informative and has not been included for comparison purposes.
Volumes Sold
For the three months ended March 31, 2022, the Company sold 1,261,694 MMBtu of RNG and 147,456 MWh of electricity (excluding volumes sold by the Company’s equity method investments). During the three months ended March 31, 2021, the Company did not have operational RNG or Power assets and thus did not sell any RNG or electricity. On a combined basis, during the three months ended March 31, 2021, the Company sold 1,021,513 MMBtu of RNG and 104,524 MWh of electricity (excluding volumes sold by the Company’s equity method investments). Volumes increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 on a combined basis due to the commencement of commercial operations in April 2021 at our Boyd County RNG facility, the purchase of the PEI power assets in April 2021, the acquisition of additional LFG to renewable electricity facilities, and the commencement of commercial operations at our Assai facility, offset by downtime at certain facilities related to winter weather.

Set forth below is a summary of selected financial information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Revenues and other income	$56,900	$1,654	$55,246
Costs of sales	42,692	1,210	41,482
Equity investment income (loss)	1,429	—	1,429
General and administrative expenses	26,355	3,158	23,197
Operating income (loss)	(10,718)	(2,714)	(8,004)
Other income (expense), net	(22,454)	215	(22,669)
Net income (loss)	$(33,172)	$(2,499)	$(30,673)
Revenues and Other Income
Revenues and other income were approximately $56.9 million for the three months ended March 31, 2022 as compared to $1.7 million for the three months ended March 31, 2021, an increase of $55.2 million. The increased revenues are primarily attributable to the acquisition of Aria resulting in a $47.7 million increase, the strong market pricing of Environmental Attributes, natural gas, and electricity, the commencement of commercial operations in April 2021 at our Boyd County RNG facility, the purchase of the PEI power assets and other LFG to renewable electricity facilities, and the commencement of commercial operations at our Assai RNG facility, partially offset by downtime at certain facilities related to winter weather and a reduction of pollution control equipment sales.
Revenues and other income increased for the three months ended March 31, 2022 as compared to the revenue and other income for the three months ended March 31, 2021 on a combined basis primarily due to increased sales volumes from the commencement of commercial operations in April 2021 at our Boyd County RNG facility, the purchase of the PEI power assets and other LFG to renewable electricity facilities, the commencement of commercial operations at our Assai RNG facility, and the increased market pricing of Environmental Attributes and natural gas during the three months ended March 31, 2022.
Cost of Sales
Costs of sales increased by $41.5 million for the three months ended March 31, 2022 as compared to $1.2 million for the three months ended March 31, 2021, primarily due to the acquisition of Aria resulting in a $33.6 million increase, the commencement of commercial operations in April 2021 at our Boyd County RNG facility, the purchase of the PEI power assets and other LFG to renewable electricity facilities, and the commencement of commercial operations at our Assai RNG facility.
Costs of sales increased for three months ended March 31, 2022 compared to the three months ended March 31, 2021 on a combined basis primarily due to operational costs at PEI, Boyd County, and Assai as well as increased depreciation and amortization expense as a result of those operations and the step-up in value of the Aria assets due to purchase accounting.

General and Administrative Expenses
General and administrative expenses was $26.4 million for the three months ended March 31, 2022, an increase of $23.2 million compared to the three months ended March 31, 2021, and the increase is primarily due to higher employee costs associated with higher headcount, contractors and consultants as our business has expanded and we became a public company. Additionally, first quarter 2022 expenses include severance related costs including accelerated stock compensation expense of $8.8 million, other stock compensation expense of $2.3 million, and $2.4 million of costs related to the Ares Secondary Offering and the acquisition of INGENCO.
Other Income (Expense)
Other expense was $22.5 million for the three months ended March 31, 2022 as compared to other income of $0.2 million for the three months ended March 31, 2021, primarily due to the increase in interest expense of $2.6 million and the increase in fair value of the warrant liabilities for the three months ended March 31, 2022 for the remaining Private Placement Warrants resulting in a loss of $24.0 million.

Adjusted EBITDA
Adjusted EBITDA is calculated by taking net income (loss) before taxes, interest expense, and depreciation, amortization and accretion, and adjusting for the effects of certain non-cash items, other non-operating income or expense items, and other items not otherwise predictive or indicative of ongoing operating performance, including net derivatives activity, certain acquisition and other transaction expenses, severance expenses and non-cash share-based compensation expense. We believe the exclusion of these items enables investors and other users of our financial information to assess our sequential and quarter-over-quarter performance and operating trends on a more comparable basis and is consistent with management’s own evaluation of performance.
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
The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$(33,172)	$(2,499)
Adjustments
Interest expense	2,653	6
Depreciation, amortization and accretion	12,490	49
EBITDA	(18,029)	(2,444)
Net derivative activity	19,915	—
Amortization of intangibles and below-market contracts	(1,103)	—
Amortization of equity method investments basis difference	2,571	—
Depreciation and amortization adjustments for equity method investments	1,594	—
Income tax expense for equity method investments	1,543	—
Share-based compensation expense	5,753	32
Acquisition and other transaction costs and severance costs (1)	8,335	—
Adjusted EBITDA	$20,579	$(2,412)
__________________________________________
(1) Other transaction costs include expenses related to certain joint ventures and the Ares Secondary Offering.
Liquidity and Capital Resources
Sources and Uses of Funds
The Company’s primary uses of cash have been to fund construction of RNG facilities and acquisitions of complementary businesses and assets and LFG rights. The Company is expected to primarily finance its project development activities with cash on hand from the proceeds of the Business Combinations, available funding under our credit facility as discussed below under “New Credit Facilities,” and additional debt or equity issuances to the extent needed and available. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts. As discussed in “—Recent Events,” the Company has significantly expanded and accelerated the pace of developing its project backlog. The Company is in the process of optimizing the pace and timing of its long-term project development backlog as a result of recent additions to its backlog related to the Lightning JV and the acquisition of INGENCO. Although the Company continues to expect capital investments of approximately $130 million during 2022 for projects expected to be placed into service in 2022, total capital expenditures for 2022 is expected to increase as a result of these recent additions to the Company’s backlog. The Company expects to fund the acquisition of INGENCO, the initial capital contribution to the Lightning JV, and certain additional capital expenditures related to incremental RNG development projects with one or more capital markets transactions or private financing transactions.
As of March 31, 2022, we had the cash balance described in the paragraph below and approximately $349.2 million of outstanding indebtedness, including $217.3 million of outstanding borrowings under the Term Loan and $132.0 million outstanding on our Assai Notes (as defined below), and also had $230.1 million of available borrowing capacity under the Revolver as of March 31, 2022. In April and early May 2022, we drew down a total of $40.0 million under the Revolver to provide funding for ongoing operations and capital expenditures. Following these draw downs, available borrowing capacity under the Revolver was $190.6 million. Assuming market conditions are sufficient to complete our expected capital markets transactions or private financing transactions, we expect that existing cash and cash equivalents, positive cash flows from operations, our expected financing transactions, and available borrowings under the Revolver will be sufficient to support our current working capital needs, capital expenditures and other cash requirements for at least the next twelve months.
Further accelerating our growth plans may require additional cash requirements, which would likely be funded with additional debt or equity issuances. We may, to the extent market conditions are favorable, incur additional debt or issue equity securities to, among other things, finance future acquisitions of businesses, assets, or biogas rights, fund development of projects in our backlog, respond to competition, or for general corporate purposes. The Company cannot predict with certainty the timing, amount and terms of any future issuances of any such securities or whether they occur at all. See “Risk Factors—A key component of our growth strategy is expanding our backlog of high-quality development projects, including through acquisitions, joint ventures and other strategic transactions, which present certain risks and uncertainties. We have limited operating experience at our current scale of operations and have plans to implement significant future growth, including two recently announced significant transactions, the INGENCO acquisition expected to close on or after July 1, 2022 and the Lightning JV, which are expected to significantly expand our growth trajectory and our capital requirements in the near term and longer term. If we are unable to manage or finance our growth effectively, our financial performance may suffer.” in Part II, Item 1A in this Report.
Cash
As of March 31, 2022, Archaea had $30.8 million of unrestricted cash and cash equivalents included in $30.0 million of total working capital, which together are expected to provide ample liquidity to fund our current operations and a portion of our near-term development projects. As of March 31, 2022, we also had $8.9 million of restricted cash for permitted payments and required reserves related to the Assai RNG facility, including future principal and interest payment for the Assai Notes.
New Credit Facilities
On the Closing Date and upon consummation of the Business Combinations, Archaea Borrower entered into a $470 million New Credit Agreement with a syndicate of lenders co-arranged by Comerica Bank. The New Credit Agreement provides for the Revolver with an initial commitment of $250 million and a Term Loan with an initial commitment of $220 million. Pursuant to the New Credit Agreement, Archaea Borrower has the ability, subject to certain conditions, to draw upon the Revolver on a revolving basis up to the amount of the Revolver then in effect. On the Closing Date, the Company received total proceeds of $220 million under the Term Loan. As of March 31, 2022, the Company has outstanding borrowings under the Term Loan of $217.3 million at an effective interest rate of 3.48% and has not drawn on the Revolver. As of March 31, 2022, the Company had issued letters of credit under the New Credit Agreement of $19.9 million, and thus reducing the borrowing capacity of the Revolver to $230.1 million. Under the Company’s base 2022 capital expenditure budget, we expect to utilize a portion of available capacity under the Revolver to fund our near-term development projects.

See “Note 10 - Debt” in this Report for additional information on the Revolver and the Term Loan.

Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai Energy, LLC (“Assai”) entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the “3.75% Notes”). Interest on the 3.75% Notes is payable quarterly in arrears on each payment date and mature on September 30, 2031. On April 5, 2021, Assai entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the “4.47% Notes” and, together with the 3.75% Notes, the “Assai Notes”). Interest is payable quarterly in arrears on each payment date, and the 4.47% Notes mature on September 30, 2041.
Summarized Cash Flows for the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$18,469	$(2,358)
Cash used in investing activities	$(66,519)	$(32,346)
Cash provided by (used in) financing activities	$(5,343)	$58,075
Net increase in cash, cash equivalents and restricted cash	$(53,393)	$23,371
Cash Provided by (Used in) Operating Activities
The Company generates cash from revenues and uses cash in its operating activities and for general and administrative expenses.
Total cash provided by operating activities increased by $20.8 million for the three months ended March 31, 2022, which was primarily related to higher revenues, offset in part by higher cost of energy associated with the increased level of operations and higher general and administrative expenses due to increases in employee costs as we continue to build our business. Changes in other working capital accounts were approximately $11.6 million and related to the timing of revenue receipts, payable payments and company insurance programs.
Cash Used in Investing Activities
We continue to have significant cash outflows for investing activities as we expand our business, make acquisitions, and develop projects. Total cash used in investing activities was $66.5 million for the three months ended March 31, 2022. We spent $61.4 million on development activities and $7.0 million, net of cash acquired, primarily related to the acquisition of landfill gas right assets. Development activities in the three months ended March 31, 2022 are related to supply chain purchases, deposits on long-lead items, and construction at our various plants, including additional costs at Assai. We also made contributions to equity method investments totaling $4.0 million and received return of investment in equity method investments of $4.1 million.
Cash used in investing activities of $32.3 million for the three months ended March 31, 2021 was primarily attributable to acquiring biogas rights, and construction at the Assai production facility and the Boyd County facility.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities for three months ended March 31, 2022 is primarily attributable to scheduled repayments of long-term debt and payment of contingent consideration related to the Boyd County acquisition resulting in net cash payments of $4.4 million.
Cash provided by financing activities of $58.1 million for the three months ended March 31, 2021 was comprised primarily of equity financing.
Material Cash Requirements
Commercial Contractual Commitments
The Company has various long-term contractual commitments pertaining to certain of its biogas rights agreements that include annual minimum royalty and landfill gas rights payments. Annual minimum royalty and landfill gas rights payments generally begin when production commences and continue through the period of operations. As of March 31, 2022, the expected annual minimum royalty and landfill gas rights payments are approximately $8.0 million, and the annual commitment will increase as production commences from new facilities under development with biogas rights agreements that include minimum payment terms.
The Company has purchase commitments related to construction services and equipment purchases for the development and upgrade of facilities of $180.8 million as of March 31, 2022, with expected cash payments of $141.3 million and $39.5 million in remainder of 2022 and 2023, respectively.
Acquisitions and Other Strategic Transactions
On April 26, 2022, the Company entered into a definitive purchase and sale agreement to acquire INGENCO for $215 million in cash. Such acquisition is expected to be consummated on or after July 1, 2022.
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV. The Company and Republic have agreed to contribute to the Lightning JV approximately $780 million and $300 million, respectively, over approximately five to six years, with the initial capital contribution (which is expected to be approximately $196 million by the Company) occurring within 60 days of the date of the Contribution Agreement, subject to the terms and conditions thereof. The contributions to the Lightning JV are subject to annual budget approval by the Lightning JV’s board of directors and are further subject to actual amounts spent by the Lightning JV through the completion of development of RNG projects.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates and assumptions used in our financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. We evaluate our estimates on an ongoing basis. Because these estimates can vary depending on the situation, actual results may differ from the estimates and assumptions used in preparing the financial statements.
The Company considers critical accounting estimates to be those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. See “Significant Accounting Policies - Critical Accounting Policies and Estimates” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report for a discussion of our critical accounting estimates; there have been no material changes to the Company’s critical accounting estimates as disclosed therein.
Recent Accounting Pronouncements
For a description of the Company’s recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see “Note 3 - Recently Issued and Adopted Accounting Standards” in this Report.
Inflation
The Company does not believe that inflation had a material impact on our business, revenues or operating results during the periods presented. If inflationary trends continue, our business and operating results could be adversely affected.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item. However, we note that we are exposed to market risks in the ordinary course of our business. Market risk is the potential loss that may result from market changes associated with our power generation or with an existing or forecasted financial or commodity transaction. These risks primarily consist of commodity price risk, specifically electricity and RNG, counterparty credit risk and interest rate risk. See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in the 2021 Annual Report on Form 10-K for more information. Our exposure to market risk has not materially changed since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report based on the material weakness in our internal control over financial reporting described below.
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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this Report, and for the three months ended March 31, 2022 and 2021, are fairly presented, in all material respects, in accordance with GAAP.
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
As discussed in Part I, Item 1A “Risk Factors” in the 2021 Annual Report, the Company completed the Business Combinations on September 15, 2021 pursuant to which the Company completed a reverse recapitalization with RAC and acquired Aria. Prior to the Business Combinations, RAC was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. We are in the process of reviewing, re-designing, and in some cases designing our internal controls over financial reporting for the post-Business Combinations. Because of this, the design and ongoing development of the Company’s framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages.
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
ITEM 1A. RISK FACTORS
Other than the risk factors set forth below, there have been no material changes or updates to our risk factors that were previously disclosed in “Risk Factors” in Part I, Item 1A of the 2021 Annual Report.
A key component of our growth strategy is expanding our backlog of high-quality development projects, including through acquisitions, joint ventures and other strategic transactions, which present certain risks and uncertainties. We have limited operating experience at our current scale of operations and have plans to implement significant future growth, including two recently announced significant transactions, the INGENCO acquisition expected to close on or after July 1, 2022 and the Lightning JV, which are expected to significantly expand our growth trajectory and our capital requirements in the near term and longer term. If we are unable to manage or finance our growth effectively, our financial performance may suffer.
In April 2022, we entered into an agreement to acquire INGENCO, which is expected to be consummated on or after July 1, 2022, and in May 2022, we and Republic formed a joint venture. We expect to continue considering acquisitions and other strategic transactions in the future and expect that such transactions will continue to be a key component of our near-term growth strategy. Some of our projections and expectations and, in part, our success are based on our ability to complete and integrate such transactions and recognize the anticipated financial, strategic and operational benefits thereof.
Pending, recent or future acquisitions, joint ventures and other strategic transactions may negatively impact our business, financial condition, results of operations, cash flows and prospects because (i) we may have difficulty managing our growth; (ii) we may assume liabilities of an acquired business (e.g., environmental, litigation or tax), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and profitability, and we may be subject to risks beyond our estimates or what was disclosed to us; (iii) such acquisitions and transactions could divert management’s attention and other resources from our existing business; and (iv) substantial transaction costs to complete such acquisitions and transactions may be incurred and such costs may exceed the estimated financial and operational benefits. Further, the businesses or assets that we acquire, or our joint ventures or other strategic transactions, may not achieve anticipated revenue, production, earnings or cash flows, and we may be unable to fully realize all of the anticipated benefits and synergies from recent, pending and future strategic transactions. See “Risk Factors—Risks Related to the Business and Industry of the Company—Acquiring existing projects involves numerous risks.” in Part I, Item 1A in the 2021 Annual Report for additional risks relating to acquisitions.
In addition, such acquisitions and transactions may require increases in working capital and capital expenditure investments to fund their growth, and to facilitate or fund such acquisitions and transactions, we may incur or assume substantial additional indebtedness or issue equity securities. The completion of the acquisition of INGENCO and the development of the projects in accordance with the terms of the Lightning JV agreement will require significant additional capital. The purchase price for the pending acquisition of INGENCO is $215 million in cash (subject to customary adjustments at closing), and the Lightning JV will require cash capital contributions from us of approximately $780 million over approximately five to six years (including approximately $196 million which is expected to be funded within 60 days of the date of the Contribution Agreement, subject to the terms and conditions thereof). We expect to fund the acquisition of INGENCO, the initial capital contribution to the Lightning JV, and certain incremental development costs associated with the Lightning JV and INGENCO RNG development projects through one or more capital markets transactions or private financing transactions. However, such financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing needed for pending or future acquisitions or other strategic transactions, we may not be able to consummate such transactions and may be required to delay, reduce the scope of, or eliminate such activities or growth initiatives. In addition, if either member of the Lightning JV fails to make its annual capital contribution to the Lightning JV on a timely basis, the other member may elect to loan such amount and may also elect to treat such loan as a capital contribution to the Lightning JV in an amount equal to twice the amount loaned, thereby decreasing the failing member’s membership interest in the Lightning JV.

The Lightning JV is a joint venture and our investment could be adversely affected by our lack of sole decision-making authority and restrictions on transfer relating to the Lightning JV. The Lightning JV may also impair our operating flexibility and subject us to risks not present in investments that do not involve co-ownership.
Although we have the right to appoint three of the five persons to serve on the board of directors of the Lightning JV, the limited liability company agreement of the Lightning JV (the “Lightning JV LLC Agreement”) contains certain protective provisions requiring the approval of a supermajority vote of at least 80% of the directors to take certain actions, including, among other items, the incurrence of debt by the Lightning JV, amending the terms of the Lightning JV LLC Agreement, and approving or amending the annual budget of the Lightning JV. In addition, certain fundamental decisions involving the Lightning JV, such as approving any liquidation, dissolution, windup, commencement of bankruptcy or insolvency proceedings, sale, merger or disposition of all of the assets of the Lightning JV, initial public offering or application for listing on a stock exchange of the Lightning JV, require a vote of at least 90% of the directors. Thus, our investment in the Lightning JV involves risks that are not present when we are able to exercise sole control over an asset, including certain major decisions requiring supermajority decision-making beyond our sole control and are subject to agreement with Republic. Differences in views between us and Republic may result in delayed decisions or failures to agree on major matters, such as large expenditures or the construction or acquisition of assets, and delayed decisions and disagreements could adversely affect the business and operations of the Lightning JV, and, in turn, our business, operations and financial results.
In addition, the members of the Lightning JV are subject to transfer restrictions with respect to their membership interests in the Lightning JV, including consent rights of the other member of the Lightning JV and a right of first offer for the other (non-transferring) member, which may make it more difficult to sell such interests in the future. In addition, Republic has a right of first offer with respect to sales of certain assets from the Lightning JV. The terms of the Lightning JV also allow Republic to require us to take certain actions in the event we undergo certain changes of control, which could result in the termination of certain contractual agreements with Archaea Operating LLC or could result in us being forced to sell all of our membership interests in the Lightning JV to Republic at fair market value or at an otherwise specified value in the Lightning JV LLC Agreement or spin off the entity through which we participate in the Lightning JV.
Moreover, the Lightning JV, like joint ventures generally, could impair our operating flexibility and subject us to risks not present in investments that do not involve co-ownership. The Lightning JV LLC Agreement allows Republic, in certain circumstances, to terminate its master landfill gas development agreement with the Lightning JV, which, among other things, governs the grant by Republic of landfill gas and real property rights at its landfills to the Lightning JV. The Lightning JV LLC Agreement also allows Republic to terminate an individual LFG project of the Lightning JV in certain circumstances, including the failure of the LFG project to complete project milestones or commence commercial operations within the agreed-upon timeframe or satisfy certain other commercial obligations. We may also be liable for liquidated damages under the master engineering, procurement and construction agreement between the Lightning JV and Archaea Operating LLC for failure to meet specified commercial operations dates or operating metrics. Furthermore, the Lightning JV may establish separate financing arrangements that contain restrictive covenants that may limit or restrict the entity’s ability to make cash distributions to the members of Lightning JV under certain circumstances. Additionally, from time to time, the Lightning JV may be involved in disputes or legal proceedings which may negatively affect the Lightning JV or our investment. See “Risk Factors—Risks Related to the Business and Industry of the Company—We currently own, and in the future may acquire, certain assets through joint ventures. As operating partner for some of our joint venture projects, we are exposed to counterparty credit risk, and as non-operating partner for other joint venture projects, we have limited control over management decisions and our interests in such assets may be subject to transfer or other related restrictions.” in Part I, Item 1A in the 2021 Annual Report for additional risks associated with joint ventures.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Report.

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
10.1#
Separation, Consulting and Release Agreement, dated February 10, 2022, between the Company and Eric Javidi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 10, 2022).

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
__________________________________________
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

ARCHAEA ENERGY INC.
Date: May 13, 2022	By:	/s/ Chad Bellah
Chad Bellah
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)