Form 10-Q
period 2022-06-30
Archaea Energy Inc.
filed 2022-08-15
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No    ☒
As of August 1, 2022, there were 80,717,757 shares of Class A Common Stock and 39,060,418 shares of Class B Common Stock issued and outstanding.

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
Class B Common Stock: Class B Common Stock, par value $0.0001 per share, of the Company
Closing: The closing of the Business Combinations
Closing Date: The closing date of the Business Combinations, which was September 15, 2021
Environmental Attributes: Federal, state and local government incentives in the United States, provided in the form of RINs, RECs, RTCs, LCFS credits, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of renewable energy projects, that promote the use of renewable energy
EPA: The U.S. Environmental Protection Agency
GAAP: Accounting principles generally accepted in the United States of America
INGENCO: NextGen Power Holdings LLC and its subsidiaries
Initial Public Offering: RAC’s initial public offering, which was consummated on October 26, 2020
Legacy Archaea: Archaea Energy LLC, a Delaware limited liability company, and its subsidiaries
Legacy Archaea Holders: The members of Legacy Archaea immediately prior to the Closing
LCFS: Low Carbon Fuel Standard
LFG: Landfill gas
Lightning JV: Lightning Renewables, LLC, a joint venture with Republic Services Renewable Energy, LLC
MMBtu: One million British thermal units
MWh: Megawatt hour(s)
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

RINs: Renewable Identification Numbers
RNG: Renewable natural gas
RTCs: Renewable thermal certificates
SEC: U.S. Securities and Exchange Commission
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

•the Company’s ability to successfully integrate INGENCO and other future acquisitions;
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
•the possibility that the Company may be adversely affected by general economic, business and/or competitive factors, including rising inflation and interest rates;
•the Company’s ability to develop and operate new projects, including the projects contemplated from the INGENCO assets and the Lightning JV;
•the reduction or elimination of government economic incentives to the renewable energy market;
•the execution of the Company’s contracting strategy and exposure to natural gas and Environmental Attribute prices for uncontracted volumes;
•delays in acquisition, financing, construction, and development of new or planned projects;
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
•political instability and fears or actual acts of terrorism or war, including the armed conflict in Ukraine;
•the Company’s expansion into new business lines; and
•other risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) or in the section entitled “Risk Factors” in Part II, Item 1A in this Report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCHAEA ENERGY INC.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except shares and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$213,315	$77,860
Restricted cash	21,864	15,206
Accounts receivable, net	29,841	37,010
Inventory	11,050	9,164
Prepaid expenses and other current assets	33,952	21,225
Total Current Assets	310,022	160,465
Property, plant and equipment, net	460,340	350,583
Intangible assets, net	627,223	638,471
Goodwill	29,835	29,211
Equity method investments	263,336	262,738
Operating lease right-of-use assets	4,654	—
Other non-current assets	17,113	9,721
Total Assets	$1,712,523	$1,451,189
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade	$38,272	$11,096
Current portion of long-term debt, net	21,568	11,378
Current portion of operating lease liabilities	923	—
Accrued and other current liabilities	63,607	46,279
Total Current Liabilities	124,370	68,753
Long-term debt, net	548,900	331,396
Derivative liabilities	52,730	67,424
Below-market contracts	135,210	142,630
Asset retirement obligations	4,830	4,677
Long-term operating lease liabilities	3,952	—
Other long-term liabilities	2,590	5,316
Total Liabilities	872,582	620,196
Commitments and Contingencies
Redeemable Noncontrolling Interests	606,608	993,301
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 900,000,000 shares authorized; 80,717,757 shares issued and outstanding as of June 30, 2022 and 65,122,200 shares issued and outstanding as of December 31, 2021	8	7
Class B Common Stock, $0.0001 par value; 190,000,000 shares authorized; 39,060,418 shares issued and outstanding as of June 30, 2022 and 54,338,114 shares issued and outstanding as of December 31, 2021	4	5
Additional paid in capital	392,118	—
Accumulated deficit	(158,797)	(162,320)
Total Stockholders’ Equity	233,333	(162,308)
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity	$1,712,523	$1,451,189
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Revenues and Other Income
Energy revenue	$71,235	$3,059	$124,151	$3,059
Other revenue	3,215	2,068	4,428	3,722
Amortization of intangibles and below-market contracts	2,769	—	5,537	—
Total Revenues and Other Income	77,219	5,127	134,116	6,781
Equity Investment Income, Net	2,693	—	4,122	—
Cost of Sales
Cost of energy	46,699	3,148	75,278	3,148
Cost of other revenues	2,317	1,199	3,940	2,360
Depreciation, amortization and accretion	13,730	886	26,219	935
Total Cost of Sales	62,746	5,233	105,437	6,443
General and administrative expenses	18,883	7,884	45,236	11,042
Operating Income (Loss)	(1,717)	(7,990)	(12,435)	(10,704)
Other Income (Expense)
Interest expense, net	(3,712)	(13)	(6,366)	(19)
Gain (loss) on warrants and derivative contracts	38,095	—	18,180	—
Other income (expense)	87	73	202	294
Total Other Income (Expense)	34,470	60	12,016	275
Income (Loss) Before Income Taxes	32,753	(7,930)	(419)	(10,429)
Income tax expense	129	—	129	—
Net Income (Loss)	32,624	(7,930)	(548)	(10,429)
Net income (loss) attributable to nonredeemable noncontrolling interests	—	(168)	—	(254)
Net income (loss) attributable to Legacy Archaea	—	(7,762)	—	(10,175)
Net income (loss) attributable to redeemable noncontrolling interests	10,674	—	(4,071)	—
Net Income (Loss) Attributable to Class A Common Stock	$21,950	$—	$3,523	$—
Net income (loss) per Class A Common Stock:
Net income (loss) – basic (1)	$0.27	$—	$0.05	$—
Net income (loss) – diluted (1)	$(0.18)	$—	$(0.12)	$—
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	80,522,737	—	73,488,555	—
Diluted (1)	83,445,455	—	76,203,753	—
_________________________________________
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in “Note 4 - Business Combinations and Reverse Recapitalization.”
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity
(Unaudited)

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$993,301	$—	$—	$7	$5	$—	$(162,320)	$—	$(162,308)
Warrant exercises	—	—	—	—	—	1,555	—	—	1,555
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	(317,827)	—	—	1	(1)	317,827	—	—	317,827
Deferred tax impacts from exchange for Class A Common Stock transactions	—	—	—	—	—	780	—	—	780
Share-based compensation expense	—	—	—	—	—	8,923	—	—	8,923
Shares withheld for taxes on net settled awards	—	—	—	—	—	(1,762)	—	—	(1,762)
Net income (loss)	(4,071)	—	—	—	—	—	3,523	—	3,523
Adjustment of redeemable noncontrolling interests to redemption amount	(64,795)	—	—	—	—	64,795	—	—	64,795
Balance - June 30, 2022	$606,608	$—	$—	$8	$4	$392,118	$(158,797)	$—	$233,333

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$—	$34,930	$(4,156)	$—	$—	$—	$—	$717	$31,491
Share-based compensation expense	—	178	—	—	—	—	—	—	178
Net income (loss)	—	—	(10,175)	—	—	—	—	(254)	(10,429)
Members’ equity contributions	—	70	—	—	—	—	—	—	70
Balance - June 30, 2021	$—	$35,178	$(14,331)	$—	$—	$—	$—	$463	$21,310

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity
(Unaudited)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interest	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - March 31, 2022	$861,448	$—	$—	$8	$4	$122,075	$(180,747)	$—	$(58,660)
Warrant exercises	—	—	—	—	—	1,555	—	—	1,555
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	(3,135)	—	—	—	—	3,135	—	—	3,135
Deferred tax impacts from exchange for Class A Common Stock transactions	—	—	—	—	—	780	—	—	780
Share-based compensation expense	—	—	—	—	—	3,170	—	—	3,170
Shares withheld for taxes on net settled awards	—	—	—	—	—	(976)	—	—	(976)
Net income (loss)	10,674	—	—	—	—	—	21,950	—	21,950
Adjustment of redeemable noncontrolling interest to redemption amount	(262,379)	—	—	—	—	262,379	—	—	262,379
Balance - June 30, 2022	$606,608	$—	$—	$8	$4	$392,118	$(158,797)	$—	$233,333

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interest	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - March 31, 2021	$—	$35,032	$(6,569)	$—	$—	$—	$—	$631	$29,094
Share-based compensation expense	—	146	—	—	—	—	—	—	146
Net income (loss)	—	—	(7,762)	—	—	—	—	(168)	(7,930)
Balance - June 30, 2021	$—	$35,178	$(14,331)	$—	$—	$—	$—	$463	$21,310
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(548)	$(10,429)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion expense	26,219	935
Amortization of debt issuance costs	1,404	14
Amortization of intangibles and below-market contracts	(2,206)	—
Bad debt expense	76	9
Return on investment in equity method investments	8,910	—
Equity in earnings of equity method investments	(4,122)	—
Total (gains) losses on derivatives, net	(18,180)	—
Net cash received (paid) in settlement of derivatives	(200)	—
Forgiveness of Paycheck Protection Loan	—	(201)
Share-based compensation expense	8,923	179
Changes in operating assets and liabilities:
Accounts receivable	7,129	441
Inventory	(1,886)	—
Prepaid expenses and other current assets	2,737	(618)
Accounts payable - trade	17,974	1,961
Accrued and other liabilities	11,458	180
Other non-current assets	(969)	—
Other long-term liabilities	(27)	19
Net cash provided by (used in) operating activities	56,692	(7,510)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	1,876	—
Acquisition of assets and businesses	(7,013)	(31,527)
Additions to property, plant and equipment and progress payments	(127,889)	(56,609)
Contributions to equity method investments	(8,027)	—
Return of investment in equity method investments	7,422	—
Net cash used in investing activities	(133,631)	(88,136)
Cash flows from financing activities
Borrowings on line of credit agreement	—	8,578
Repayments on line of credit agreement	—	(1,522)
Proceeds from long-term debt, net of issuance costs	225,339	123,641
Repayments of long-term debt	(2,875)	(314)
Payment of acquisition contingent consideration	(1,650)	—
Capital contributions	—	70
Taxes paid on net share settled stock-based compensation awards	(1,762)	—
Net cash provided by financing activities	219,052	130,453
Net change in cash, cash equivalents and restricted cash	142,113	34,807
Cash, cash equivalents and restricted cash - beginning of period	93,066	1,496
Cash, cash equivalents and restricted cash - end of period	$235,179	$36,303

Supplemental cash flow information
Cash paid for interest	$8,834	$2,333
Non-cash investing activities
Accruals of property, plant and equipment and biogas rights incurred but not paid	$36,499	$10,965

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Description of Business
Archaea Energy Inc. (“Archaea” or the "Company"), a Delaware corporation (formerly named Rice Acquisition Corp.), is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and livestock farms into low-carbon RNG and electricity. As of June 30, 2022, Archaea owns, through wholly-owned entities or joint ventures, a diversified portfolio of 32 LFG recovery and processing facilities across 18 states, including 13 operated facilities that produce pipeline-quality RNG and 19 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea, through wholly-owned entities or joint ventures, has entered into long-term agreements with biogas site hosts which grant the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity.
On September 15, 2021, Archaea consummated the business combinations pursuant to (i) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Aria Merger Agreement”), by and among Rice Acquisition Corp., a Delaware corporation (“RAC”), Rice Acquisition Holdings LLC, a Delaware limited liability company and direct subsidiary of RAC (“RAC Opco”), LFG Intermediate Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Opco (“RAC Intermediate”), LFG Buyer Co, LLC, a Delaware limited liability company and direct subsidiary of RAC Intermediate (“RAC Buyer”), Inigo Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Aria Merger Sub”), Aria Energy LLC, a Delaware limited liability company (“Aria”), and Aria Renewable Energy Systems LLC, a Delaware limited liability company, pursuant to which, among other things, Aria Merger Sub was merged with and into Aria, with Aria surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Aria Merger Agreement, the “Aria Merger”), and (ii) the Business Combination Agreement, dated April 7, 2021 (as amended, the “Archaea Merger Agreement”), by and among RAC, RAC Opco, RAC Intermediate, RAC Buyer, Fezzik Merger Sub, LLC, a Delaware limited liability company and direct subsidiary of RAC Buyer (“Archaea Merger Sub”), Archaea Energy LLC, a Delaware limited liability company, and Archaea Energy II LLC, a Delaware limited liability company (“Legacy Archaea”), pursuant to which, among other things, Archaea Merger Sub was merged with and into Legacy Archaea, with Legacy Archaea surviving the merger and becoming a direct subsidiary of RAC Buyer, on the terms and subject to the conditions set forth therein (the transactions contemplated by the Archaea Merger Agreement, the “Archaea Merger” and, together with the Aria Merger, the “Business Combinations”). Legacy Archaea was determined to be the accounting acquirer of the Business Combinations, and Aria was determined to be the predecessor to the Company. Unless the context otherwise requires, the “Company,” “we,” “us,” and “our” refer, for periods prior to the completion of the Business Combinations, to Legacy Archaea and its subsidiaries and, for periods upon or after the completion of the Business Combinations, to Archaea Energy Inc. and its subsidiaries, including Legacy Archaea and Aria Energy LLC.
Archaea has retained its “up-C” structure, whereby (i) all of the equity interests in Aria and Legacy Archaea are held indirectly by Opco through RAC Buyer and RAC Intermediate, (ii) Archaea’s only assets are its equity interests in Opco, and (iii) Sponsor, Atlas, the RAC independent directors, the Legacy Archaea Holders and the Aria Holders own or owned economic interests directly in Opco. In connection with the consummation of the Business Combinations, Rice Acquisition Holdings LLC was renamed LFG Acquisition Holdings LLC. In accordance with Accounting Standards Codification (“ASC”) 810 - Consolidation, Opco is considered a VIE with Archaea as its sole managing member and primary beneficiary. As such, Archaea consolidates Opco, and the remaining unitholders that hold economic interests directly in Opco are presented as redeemable noncontrolling interests on the Company’s financial statements.
Subsequent to the Business Combinations, transactions impacting the ownership of Class A Opco Units resulted from warrant exercises, repurchases from Aria Renewable Energy Systems LLC, redemption of certain other Class A Opco Units in exchange for Class A Common Stock, and issuances related to vested restricted stock units (“RSUs”). The ownership structure of Opco upon closing of the Business Combinations and as of June 30, 2022, which gives rise to the redeemable noncontrolling interest at Archaea, is as follows:

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022		September 15, 2021
Equity Holder	Class A Opco Units	% Interest	Class A Opco Units	% Interest
Archaea	80,717,757	67.4%	52,847,195	45.9%
Total controlling interests	80,717,757	67.4%	52,847,195	45.9%
Aria Holders	—	—%	23,000,000	20.0%
Legacy Archaea Holders	33,350,385	27.8%	33,350,385	29.0%
Sponsor, Atlas and RAC independent directors	5,710,033	4.8%	5,931,350	5.2%
Total redeemable noncontrolling interests	39,060,418	32.6%	62,281,735	54.1%
Total	119,778,175	100.0%	115,128,930	100.0%
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
These unaudited, interim, consolidated financial statements and notes are prepared in accordance with GAAP for interim reporting and in accordance with the rules and regulations of the SEC. These unaudited interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The Company’s accounting policies conform to GAAP and have been consistently applied in the presentation of financial statements. The Company’s consolidated financial statements include all wholly-owned subsidiaries and all VIEs with respect to which the Company determined it is the primary beneficiary. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the 2021 Annual Report.
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company’s predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 32.
Principles of Consolidation
As the Company completed its Business Combinations on September 15, 2021, these unaudited consolidated financial statements for the three and six months ended June 30, 2022 and as of December 31, 2021 include the assets, liabilities and results of operations of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combinations; whereas, the unaudited results of operations for the three and six months ended June 30, 2021 are those of Legacy Archaea, the accounting acquirer.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.
Revenue Recognition
The Company generates revenues from the production and sales of RNG, Power, and associated Environmental Attributes, as well as from the performance of other landfill energy operations and maintenance (“O&M”) services. The Company also manufactures and sells customized pollution control equipment and performs associated maintenance agreement services. Prior to the January 1, 2022 adoption of ASC 842 - Leases as discussed in “Note 3 - Recently Issued and Adopted Accounting Standards,” a portion of the Company’s revenue was accounted for under ASC 840 - Leases and a portion under ASC 606 - Revenue from Contracts with Customers based on requirements of GAAP. Under ASC 840, lease revenue is recognized generally upon delivery of RNG and electricity. Under ASC 606, revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service, including RNG, electricity and their related Environmental Attributes. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. Based on the terms of the related sales agreements, the amounts recorded under ASC 840 as lease revenue are generally consistent with revenue recognized under ASC 606. After the January 1, 2022 adoption of ASC 842, revenue is accounted for solely under ASC 606 as our facilities no longer meet the definition of leased assets under ASC 842.
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
NOTE 3 – Recently Issued and Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous generally accepted accounting principles and the new requirements under Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases with a term greater than 12 months classified as operating leases under previous GAAP.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Upon adoption of Topic 842 as of January 1, 2022, the Company recognized $5.1 million of right-of-use (“ROU”) assets and lease liabilities on its consolidated balance sheet related to operating leases existing on the adoption date. Prior period financial statements were not adjusted. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. See “Note 11 - Leases” for additional information.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires all entities to recognize and measure contract assets and liabilities in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. The guidance aims to improve comparability for revenue contracts with customers by providing consistent recognition and measurement guidance for all revenue contracts with customers. ASU 2021-08 is effective for the Company for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company will adopt this ASU as of January 1, 2023 and does not expect the adoption to have a material impact on its financial condition, results of operations, or cash flows.
NOTE 4 – Business Combinations and Reverse Recapitalization
Formation of the Lightning JV
On May 5, 2022, the Company and Republic Services, Inc. (“Republic”) announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used for a variety of applications. The Company holds a 60% ownership interest in the Lightning JV, and the Company’s initial capital funding of $222.5 million was paid into the Lightning JV on July 5, 2022. Concurrent with the initial funding, the Lightning JV completed the acquisition of landfill gas rights and underlying assets at an additional Republic-owned landfill for $37.9 million, bringing the total number of RNG development projects within the Lightning JV to 40. The Lightning JV did not conduct any activities impacting the financial results of the Company for the three and six months ended June 30, 2022.
Reverse Recapitalization
Legacy Archaea is considered the accounting acquirer of the Business Combinations because the Legacy Archaea Holders have the largest portion of the voting power of the Company and Legacy Archaea’s senior management comprise the majority of the executive management of the Company. Additionally, the Legacy Archaea Holders appointed the majority of board members exclusive of the independent board members. The Archaea Merger represents a reverse merger and is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, RAC is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Archaea Merger is treated as the equivalent of Legacy Archaea issuing shares for the net assets of RAC, accompanied by a recapitalization. The net assets of RAC were stated at historical cost, no goodwill or other intangible assets were recorded.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Aria Merger
As discussed in “Note 1 - Organization and Description of Business,” Aria was acquired as part of the Business Combinations consummated on September 15, 2021 to complement the Company’s existing RNG assets and for its operational expertise in the renewable gas industry. The Aria Merger represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill.
As of June 30, 2022, the Company has completed the allocation of the consideration. During the six months ended June 30, 2022, the final consideration adjustment of $1.9 million was determined and received from the Aria Holders which had the effect of reducing goodwill. In addition, other purchase price adjustments of $2.5 million in the aggregate were recorded for the six months ended June 30, 2022 which had the effect of increasing goodwill.
NOTE 5 – Revenues
The following table disaggregates revenue by significant product type and operating segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue by Product Type
RNG, including RINs and LCFS credits	$55,086	$821	$89,883	$821
RNG O&M service (1)	242	—	532	—
Power, including RECs	14,893	2,238	31,759	2,238
Power O&M service (1)	953	—	1,851	—
Equipment and associated services	2,808	2,068	4,022	3,722
Other (1)	468	—	533	—
Total	$74,450	$5,127	$128,580	$6,781

Revenue by Operating Segment
RNG	$55,328	$821	$90,415	$821
Power	15,846	2,238	33,610	2,238
Corporate and Other	3,276	2,068	4,555	3,722
Total	$74,450	$5,127	$128,580	$6,781
_____________________________________________
(1) Includes revenues earned from the Company’s joint ventures, see “Note 20 - Related Party Transactions.”

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from equipment sales projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. There were no credit allowances for contract assets as of June 30, 2022 or December 31, 2021. Contract liabilities from contracts arise when amounts invoiced to customers exceed revenues from equipment sales recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from customers on certain equipment contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when such revenue is expected to be recognized.
Contract assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Contract assets (included in Prepaid expenses and other current assets)	$168	$87
Contract liabilities (included in Accrued and other current liabilities)	$(270)	$(505)
The decrease in contract liabilities during the six months ended June 30, 2022 was primarily due to the timing of milestone billings along with revenues recognized that were included in December 31, 2021 contract liabilities.
Costs to Obtain Customer Contracts
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the economic benefit and amortization period exceeds one year. Only those costs that are directly related to the acquisition of customer contracts and that would not have been incurred if the customer contract had not been obtained are deferred as assets. As of June 30, 2022, $2.5 million was recorded for costs to obtain customer contracts and included in other non-current assets on the Company’s consolidated balance sheet. Amortization will begin when the related contract commences.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations as of June 30, 2022 relate to certain of the Company’s RNG and Environmental Attributes contracts. The Company applies the optional exemptions in ASC 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Firm contracts for fixed-price, fixed-quantity sales of RNG and Environmental Attributes based on minimum contractual volumes are reflected in the table below when their original expected term is in excess of one year. The following table summarizes the revenue the Company expects to recognize over next 21 years on these firm sales contracts as of June 30, 2022:

(in thousands)
Remainder of 2022	$42,026
2023-2024	262,001
2025-2026	429,996
2027-2028	441,067
2029-2030	434,641
2031-2032	418,453
Thereafter	1,871,603
Total	$3,899,787

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – Property, Plant and Equipment
Property, plant and equipment consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$307,808	$285,718
Buildings and improvements	17,517	16,039
Furniture and fixtures	2,326	1,176
Construction in progress (1)	151,496	55,039
Land	266	246
Total cost	479,413	358,218
Less accumulated depreciation	(19,073)	(7,635)
Property, plant and equipment, net	$460,340	$350,583
_____________________________________________
(1) Includes both acquired long-lead equipment and projects in progress.
NOTE 7 – Equity Method Investments
As a result of the Aria Merger, the Company holds 50% interest in two joint ventures, Mavrix, LLC (“Mavrix”) and Sunshine Gas Producers, LLC (“SGP”), which are accounted for using the equity method due to the joint control by both the Company and unrelated parties with ownership interest in each entity.
Under the terms of the original Mavrix, LLC Contribution Agreement dated September 30, 2017, the Company is required to make an earn-out payment to its joint venture partner holding the other 50% membership in Mavrix in an amount up to $9.55 million. The earn-out payment represents additional consideration for the Company’s equity interest in Mavrix and will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is due until the completion of the earn-out period. In February 2022, the Mavrix, LLC Contribution Agreement was amended to exclude certain upgrade and optimization capital expenditures incurred for one specific project from the earn-out calculation and to add a maintenance expenditure cap. Based on the amended terms, the Company has estimated the earn-out payment to be $8.3 million at June 30, 2022, and this amount is reflected in the accompanying balance sheet in accrued and other current liabilities.

The summarized financial information for the Mavrix and SGP equity method investments is as follows:

(in thousands)	June 30, 2022	December 31, 2021
Assets	$225,978	$203,864
Liabilities	51,873	15,477
Net assets	$174,105	$188,387
Company’s share of equity in net assets	$87,052	$94,194

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total revenues	$26,797	$52,025
Net income	$10,419	$18,436
Company’s share of net income	$5,209	$9,218

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s carrying values of the Mavrix and SGP investments also include basis differences totaling $154.5 million as of June 30, 2022 as a result of the fair value measurements recorded as part of the Aria Merger. Amortization of the basis differences reduced equity investment income by $2.6 million and $5.1 million for the three and six months ended June 30, 2022, respectively.
On December 30, 2021, the Company entered into a new joint venture. The Company contributed $7.5 million in cash in 2021 into this newly created entity, Saturn Renewables LLC ("Saturn"), in exchange for a 50% interest, and the joint venture acquired gas rights at two landfill sites to develop RNG facilities. The Company is the operator of Saturn’s day-to-day operations and accounts for its investment in Saturn using the equity method. The Company has contributed an additional $8.0 million to the Saturn joint venture during the six months ended June 30, 2022, and the carrying value of Saturn was $15.5 million as of June 30, 2022.
In addition, the Company also owns several smaller investments accounted for using the equity method of accounting totaling $7.1 million as of both June 30, 2022 and December 31, 2021.
NOTE 8 – Goodwill and Intangible Assets
Goodwill
At June 30, 2022, the Company had $29.8 million of goodwill, all of which is allocated to the RNG segment. The goodwill is primarily associated with the acquisition of Aria in the Business Combinations, as discussed in “Note 4 - Business Combinations and Reverse Recapitalization.” The Company performs its annual impairment testing on October 1 of each year or as circumstances change or necessitate. There have been no material changes related to the RNG segment's goodwill or the Company’s impairment assessments since its fiscal year ended December 31, 2021.
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
Intangible assets consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$612,461	$22,814	$589,647
Electricity off-take agreements	26,511	2,344	24,167
O&M contracts	8,620	460	8,160
RNG purchase contract	10,290	5,291	4,999
Trade names and customer relationships	500	250	250
Total	$658,382	$31,159	$627,223

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$603,868	$8,237	$595,631
Electricity off-take agreements	26,511	749	25,762
O&M contracts	8,620	173	8,447
RNG purchase contract	10,290	1,959	8,331
Trade names and customer relationships	500	200	300
Total	$649,789	$11,318	$638,471
Total amortization expense was approximately $8.3 million and $16.5 million for the three and six months ended June 30, 2022, respectively, and $25 thousand and $50 thousand for the three and six months ended June 30, 2021, respectively, excluding the $1.7 million and $3.3 million of amortization of the RNG purchase contract for the three and six months ended June 30, 2022, respectively, that is amortized to cost of energy.
Below-Market Contracts
As a result of the Aria Merger, the Company assumed certain fixed-price sales contracts that were below current and future market prices at the Closing Date. The contracts were recorded at fair value and are classified as other long-term liabilities on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$11,780	$135,210

	December 31, 2021
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$4,360	$142,630
The below-market contract amortization was $3.7 million and $7.4 million for the three and six months ended June 30, 2022, respectively, and was recognized as an increase to revenues since it relates to the sale of RNG and related Environmental Attributes.
NOTE 9 – Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Accrued expenses	$30,377	$16,638
Accrued capital expenditures	22,760	16,609
Derivative liabilities	55	771
Payroll and related costs	6,875	7,683
Accrued interest	70	738
Contract liabilities	270	505
Other current liabilities	3,200	3,335
Total	$63,607	$46,279

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – Debt
Credit Agreement Amendment
On June 30, 2022, the Company amended its Revolving Credit and Term Loan Agreement which included a senior secured revolving credit facility (the “Revolver”) with an initial commitment of $250 million and a senior secured term loan credit facility (the “Term Loan”) with an initial commitment of $220 million. The amendment, among other things, increased the aggregate total commitment from the original syndicate of lenders plus two additional lenders by approximately $630 million to a total of $1.1 billion, and provides for a $400 million Term Loan and a $700 million Revolver (together, the “Credit Facilities”). In addition, on June 1, 2022, the benchmark interest rate was revised to the secured overnight financing rate (“SOFR”) plus 2.75% for the Revolver and SOFR plus 3.25% for the Term Loan. The maturity date of the Credit Facilities remains unchanged at September 15, 2026.

The Company had outstanding borrowings under the Term Loan of $400.0 million at an interest rate of 4.89% and under the Revolver of $50.0 million at an interest rate of 4.39% as of June 30, 2022. The Company had issued letters of credit under the Credit Facilities of $23.8 million, resulting in available borrowing capacity of $626.2 million under the Revolver as of June 30, 2022.
The Company’s outstanding debt consists of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Credit Agreement, as amended - Term Loan	$400,000	$218,625
Credit Agreement, as amended - Revolver	50,000	—
Wilmington Trust – 4.47% Term Note	60,828	60,828
Wilmington Trust – 3.75% Term Note	69,667	72,542
	580,495	351,995
Less unamortized debt issuance costs	(10,027)	(9,221)
Long-term debt less debt issuance costs	570,468	342,774
Less current maturities, net	(21,568)	(11,378)
Total long-term debt, net	$548,900	$331,396
Scheduled future maturities of long-term debt principal amounts are as follows:

(in thousands)
Remainder of 2022	$10,502
2023	26,108
2024	26,371
2025	26,598
2026 and thereafter	490,916
Total	$580,495
Fair Value of Debt
The Company estimates the fair value of fixed-rate term loans based on quoted market yields for similarly rated debt instruments in an active market, which are considered a Level 2 input in the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding debt was approximately $523.0 million and $353.1 million, respectively.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – Leases
The Company has entered into warehouse, facility, and various office leases with third parties for periods ranging from one to eleven years. As discussed in “Note 3 - Recently Issued and Adopted Accounting Standards,” the Company adopted ASC 842 - Leases on January 1, 2022 utilizing the modified retrospective approach. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain leases, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company has elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less.
The Company determines at the inception of a lease whether an arrangement that provides the Company control over the use of an asset is a lease. ROU assets and lease liabilities are initially measured at the lease commencement date based on the present value of the future lease payments over the lease term, discounted using an estimate of the Company’s incremental borrowing rate which approximates the rate to borrow funds on collateralized loans over a similar term of the lease. Renewal options are included in the calculation of ROU assets and lease liabilities when the Company determines that the option is reasonably certain of exercise based on an analysis of the relevant facts and circumstances. When operating leases contain provisions for maintenance services, which are considered non-lease components for accounting purposes, those non-lease components are excluded from the calculation of the ROU assets and lease liabilities.
Operating lease expense is generally recognized on a straight-line basis over the lease term unless another method better represents the pattern that benefit is expected to be derived from the right to use the underlying asset. For the three and six months ended June 30, 2022, the Company recognized total lease costs of $0.8 million and $1.6 million, respectively, which was comprised of $0.3 million and $0.7 million, respectively, in operating lease costs for ROU assets, and $0.4 million and $0.9 million, respectively, of short-term operating lease expense. For the three and six months ended June 30, 2021, the Company recognized rent expense of $0.3 million and $0.4 million, respectively.
The Company also entered into a related-party office lease as a result of its acquisition of an interest in Gulf Coast Environmental Services, LLC in 2020. During the three and six months ended June 30, 2022, the Company recognized rent expense of zero and $70 thousand, respectively, under this related-party lease which expired on May 1, 2022. For the three and six months ended June 30, 2021, the Company recognized rent expense of $53 thousand and $105 thousand, respectively, under this related-party lease.
Supplemental information related to the Company’s ROU assets and related operating lease liabilities were as follows:

(in thousands)	Six Months Ended June 30, 2022
Operating cash outflows for operating leases	$1,346
Weighted average remaining lease term (in years)	8.9
Weighted average discount rate	5.0%
In 2021, the Company entered into a new corporate office lease with a commitment of approximately $8.3 million that has not commenced as of June 30, 2022 and, therefore, has not been recognized on the Company’s consolidated balance sheet. This operating lease is expected to commence in the first half of 2023 with a lease term of 11 years.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022, future lease payments under the Company’s operating leases that have commenced are as follows:

(in thousands)
Remainder of 2022	$602
2023	625
2024	609
2025	589
2026	533
2027	546
Thereafter	2,576
Total future lease payments	6,080
Less portion representing imputed interest	(1,205)
Total operating lease liabilities	$4,875
NOTE 12 – Commitments and Contingencies
Commitments
The Company has various long-term contractual commitments pertaining to its biogas rights agreements. Excluding the evergreen contracts, these agreements expire at various dates through 2045.
Contingencies
The Company is subject to certain claims, charges and litigation concerning matters arising in the ordinary course of business and that have not been fully resolved. The Company does not believe the ultimate outcome of any currently pending lawsuit will have a material adverse effect upon the Company’s financial statements, and the potential liability is believed to be only reasonably possible or remote.
NOTE 13 – Derivative Instruments
Warrant Liabilities
In June 2022, 234,399 Private Placement Warrants were exercised on cashless basis at an exercise price of $11.50 per share in exchange for a total of 100,009 shares of Class A Common Stock. As of June 30, 2022, 6,536,601 Private Placement Warrants remain outstanding, and each is exercisable to purchase one share of Class A Common Stock or, in certain circumstances, one Class A Opco Unit and corresponding share of Class B Common Stock. The Private Placement Warrants expire on September 15, 2026, or earlier upon redemption or liquidation. Private Placement Warrants are nonredeemable so long as they are held by the initial purchasers or their permitted transferees. The outstanding Private Placement Warrants continue to be held by the initial purchasers or their permitted transferees as of June 30, 2022.
The Private Placement Warrants contain exercise and settlement features that preclude them from being classified within stockholders’ equity, and therefore are recognized as derivative liabilities. The Company recognizes the warrant instruments as liabilities at fair value with changes in fair value included within gain (loss) on warrants and derivative contracts in the Company’s consolidated statements of operations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model (a Level 3 measurement).

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company used the following assumptions to estimate the fair value of the Private Placement Warrants:

	June 30, 2022	December 31, 2021
Stock price	$15.53	$18.28
Exercise price	$11.50	$11.50
Volatility	49.5%	46.0%
Expected term (years)	4.2	4.7
Risk-free interest rate	3.0%	1.2%
The change in the fair value of the warrant liabilities is recognized in gain (loss) on warrants and derivative contracts in the consolidated statement of operations. The changes in the warrant liabilities for the six months ended June 30, 2022 are as follows:

(in thousands)
Warrant liabilities as of December 31, 2021	$67,290
Change in fair value	(13,004)
Less fair value of warrants exercised	(1,556)
Warrant liabilities as of June 30, 2022	$52,730
Natural Gas Swap
In conjunction with the Business Combinations, the Company assumed a natural gas variable to fixed priced swap agreement entered into by Aria. The Company is the fixed price payer under the swap agreement that provides for monthly net settlements through the termination date of June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. The agreement has a remaining notional of 219,000 MMBtu as of June 30, 2022.
Changes in the fair values and realized gains (losses) for the natural gas swap are recognized in gain (loss) on warrants and derivative contracts in the consolidated statement of operations. Valuation of the natural gas swap was calculated by discounting future net cash flows that were based on a forward price curve for natural gas over the remaining life of the contract (a Level 2 measurement), with an adjustment for each counterparty’s credit rate risk.
Interest Rate Swap
In December 2021, the Company entered into an interest rate swap that locks in payments of a fixed interest rate of 1.094% in exchange for a floating interest rate that resets monthly based on LIBOR. The interest rate swap was not designated as a hedging instrument, and net gains and losses are recognized currently in gain (loss) on warrants and derivative contracts. The interest rate swap notional was $107.9 million as of June 30, 2022 and declines over the term of the swap to $94.9 million at the December 2024 contract termination date.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes the balance sheet classification and fair value of the Company’s derivative instruments as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets
Natural gas swap asset	$245	$—
Interest rate swap asset	1,906	—
Other non-current assets
Interest rate swap asset	2,814	439
Total derivative assets	$4,965	$439
Accrued and other current liabilities
Natural gas swap liability	$55	$44
Interest rate swap liability	—	727
Derivative liabilities
Natural gas swap liability	—	134
Warrant liabilities	52,730	67,290
Total derivative liabilities	$52,785	$68,195
The following table summarizes the income statement effect of gains and losses related to warrants and derivative instruments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Gain (loss) on natural gas swap contract	$116	$—	$570	$—
Gain (loss) on interest rate swap contract	963	—	4,606	—
Gain (loss) on warrant liabilities	37,016	—	13,004	—
Total	$38,095	$—	$18,180	$—
NOTE 14 – Fair Value Measurements
Fair Values - Recurring
The following table summarizes the outstanding derivative instruments and the fair value hierarchy for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2022
Assets
Natural gas swap	$—	$245	$—	$245
Interest rate swap	—	4,720	—	4,720
Liabilities
Natural gas swap	$—	$55	$—	$55
Warrant liabilities	—	—	52,730	52,730

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Assets
Interest rate swap	$—	$439	$—	$439
Liabilities
Natural gas swap	$—	$178	$—	$178
Interest rate swap	—	727	—	727
Warrant liabilities	—	—	67,290	67,290
Financial Instruments Fair Value
As of June 30, 2022 and December 31, 2021, the fair value of other financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, and accrued and deferred expenses approximate the carrying values because of the short-term maturity of those items. See “Note 10 - Debt” for the fair value of the Company’s debt.
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
There were no transfers between fair value hierarchy levels for the six months ended June 30, 2022 and the year ended December 31, 2021.
NOTE 15 – Nonredeemable and Redeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Class A Opco Units, including units issued in connection with the Business Combinations and units owned by the Sponsor (or their transferees), Atlas or the Company’s directors. As of June 30, 2022, the Company directly owned approximately 67.4% of the interest in Opco and the redeemable noncontrolling interest was 32.6%. As of December 31, 2021, the Company owned approximately 54.5% of the interest in Opco and the redeemable noncontrolling interest was 45.5%. Holders of Class A Opco Units other than Archaea own an equal number of shares of Class B Common Stock and have a redemption right, subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. Due to the cash redemption provisions of the redemption right, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
Stockholders’ Equity
In March 2022, the Company supported an underwritten public offering in which Aria Renewable Energy Systems LLC sold 14,942,643 shares of our Class A Common Stock (the “Ares Secondary Offering”). The Ares Secondary Offering resulted in no proceeds to the Company and a decrease of 14,942,643 shares of outstanding Class B Common Stock and a corresponding increase of 14,942,643 shares of outstanding Class A Common Stock.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of Class A Common Stock and Class B Common Stock activity for the six months ended June 30, 2022:

(in shares)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2021	65,122,200	54,338,114
Issued for warrant exercises	100,009	—
Exchange of Class B Common Stock for Class A Common Stock	15,277,696	(15,277,696)
Issued for vested RSUs	217,852	—
Outstanding at June 30, 2022	80,717,757	39,060,418
NOTE 16 – Share-Based Compensation
In connection with Business Combinations, the Company adopted the 2021 Omnibus Incentive Plan (the “Plan”). The Company may grant restricted stock, RSUs, incentive and non-qualified stock options, stock appreciation rights, performance awards, stock awards and other stock-based awards to officers, directors, employees and consultants under the terms of the Plan. There are 11.3 million shares authorized under the plan and approximately 9.6 million shares remain available for future issuance as of June 30, 2022. The Company determines the grant-date fair value of its RSUs using the fair market value of its stock on the grant date, unless the awards are subject to market-based vesting conditions, in which case the Company utilizes a Monte Carlo simulation model to determine the grant-date fair value. The Company recognizes compensation expense equal to the grant-date fair value for all equity awards that are expected to vest. This expense is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.
Restricted Stock Units
In January 2022, the Company granted a total of 41,028 RSUs to non-employee directors with a one-year vesting period. These RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
In February 2022, the Company modified and accelerated the vesting of 158,583 unvested RSUs for certain employees and recognized $2.9 million of incremental share-based compensation expense related to these modifications.
During the three months ended June 30, 2022, the Company granted a total of 666,677 RSUs to its executives and other employees, and these RSUs generally vest over a three-year period. These RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
The table below summarizes RSU activity for the six months ended June 30, 2022:

	RSUs	Weighted- Average Grant Date Fair Value (per unit)
Outstanding at December 31, 2021	851,020	$17.23
Granted	707,705	$22.22
Vested (1)	(316,903)	$17.23
Forfeited	(164,004)	$18.29
Outstanding at June 30, 2022	1,077,818	$20.35
__________________________________________
(1) Vested RSUs include 85,922 units that were not converted into Class A Common Stock due to net share settlements to cover employee withholding taxes.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2022, the Company recognized a total of $2.4 million and $8.2 million, respectively, of share-based compensation expense related to RSUs, including $2.9 million of incremental share-based compensation expense for the February 2022 modifications. There was no share-based compensation expense recognized related to RSUs for the three and six months ended June 30, 2021 and no unrecognized share-based compensation expense related to unvested RSUs as of June 30, 2021. At June 30, 2022, there was $19.1 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of approximately 1.6 years.
Performance-Based RSUs
In April and May 2022, the Company granted a total of 364,117 performance-based RSUs (“PSUs”) to its senior executives and certain other high-level employees. Each grant award reflects a target number of PSUs that may be issued to the award recipient. These PSUs vest on March 1, 2025 following the completion of a three-year performance period ending December 31, 2024. The performance criteria consist of the market-based Absolute Total Shareholders Return (“ATSR”) and the performance-based Average Cash Return on Investment (“ACRI”). Depending on the results achieved during the three-year performance period, the actual number of PSUs that an award recipient receives at the end of the vesting period may range from 0% to 200% of the target PSUs granted.
Estimates of grant-date fair value of these PSUs may not accurately predict the value ultimately realized by the employees who received the awards, and the ultimate value may not be indicative of the reasonableness of the original estimates of fair value made by the Company.
The fair value of the ATSR market-based performance objective was determined using Monte Carlo simulations with the following weighted-average assumptions:

Stock price	$22.67
Volatility	49.0%
Risk-free interest rate	2.6%
Grant date fair value per target ATSR PSU	$28.53
Separately, based on a subjective assessment of our future financial performance over the performance period, the Company determines quarterly the probable level of performance for the ACRI criteria. The Company starts recording compensation expense when the ACRI become probable of achievement. Based on the Company’s subjective assessment as of June 30, 2022, the 100% payout rate of ACRI performance is probable of being achieved; accordingly, the Company recognized expense based on the target level.
The table below summarizes PSU activity for the six months ended June 30, 2022:

	PSUs	Weighted- Average Grant Date Fair Value (per unit)
Outstanding at December 31, 2021	—	$—
Granted	364,117	$26.75
Forfeited	(12,580)	$26.84
Outstanding at June 30, 2022	351,537	$26.75
For the three and six months ended June 30, 2022, the Company recognized a total of $0.8 million share-based compensation expense related to these PSUs. At June 30, 2022, there was $8.6 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Series A Incentive Plan
Legacy Archaea adopted a Series A Incentive Plan in 2018 to provide economic incentives to select employees and other service providers in order to align their interests with equity holders of Legacy Archaea. Under the original terms of the awards, all unvested Series A units outstanding were vested upon Closing of Business Combinations.
For the three and six months ended June 30, 2021, Legacy Archaea recognized compensation expense of $0.1 million and $0.2 million, respectively, related to Series A units awards. As a result of the Business Combinations, the Series A Incentive Plan is no longer applicable to the Company.
NOTE 17 – Provision for Income Tax
Archaea Energy Inc. is organized as a Subchapter C corporation and, as of June 30, 2022, is a 67.4% owner of LFG Acquisition Holdings LLC. LFG Acquisition Holdings LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such, is generally not subject to any U.S. federal and state entity-level income taxes with the exception of two subsidiary Subchapter C corporations and certain limited state jurisdictions.
The Company recognized federal and state income tax expense of $0.1 million for both the three and six months ended June 30, 2022. The Company did not record a tax provision for the three and six months ended June 30, 2021 primarily due to Archaea Energy LLC's status as a pass-through entity for U.S. federal income tax purposes.
The effective tax rates were 0% and (23.6)% for the three and six months ended June 30, 2022, respectively, and 0% for both the three and six months ended June 30, 2021. The difference between the Company’s effective tax rate for the three and six months ended June 30, 2022, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. and state deferred tax assets, income (loss) from pass-through entities not attributable to Class A Common Stock, and state and local taxes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.
As of June 30, 2022, the Company determined it is not more likely than not the Company’s net deferred tax assets will be realized due to significant negative evidence such as cumulative losses and continues to maintain a full valuation allowance. There are no unrecognized tax benefits recorded as of June 30, 2022 and December 31, 2021.
Archaea is analyzing the relevant sections of the recently passed Inflation Reduction Act to determine what, if any, impact it may have on the 2022 financial statements. The Company does not anticipate a material impact on year-to-date activity as of June 30, 2022.
NOTE 18 – Net Earnings (Loss) Per Share
The Archaea Merger was accounted for as a reverse recapitalization and is treated as the equivalent of Legacy Archaea receiving proceeds for the issuance of the outstanding shares of Class A Common Stock and Class B Common Stock, as well as the warrants, of Rice Acquisition Corp. accompanied by a recapitalization. Therefore, Class A Common Stock is deemed to be outstanding beginning at the Closing due to the reverse recapitalization.
The Company’s basic earnings per share (“EPS”) of Class A Common Stock is computed based on the average number of shares of Class A Common Stock outstanding for the period. Diluted EPS includes the effects of the Company’s outstanding RSUs, PSUs and Private Placement Warrants, unless the effects are anti-dilutive to EPS.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following provides a reconciliation between basic and diluted EPS attributable to Class A Common Stock for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Class A Common shares - basic	$21,950	$—	$3,523	$—
Less gain in fair value of Private Placement Warrants	(37,016)	—	(13,004)	—
Net income (loss) attributable to Class A Common shares - diluted	$(15,066)	$—	$(9,481)	$—

Weighted average number of Class A Common shares outstanding - basic	80,523	—	73,489	—
Effect of dilutive Private Placement Warrants	2,922	—	2,715	—
Effect of dilutive equity awards	—	—	—	—
Weighted average number of Class A Common shares outstanding - diluted	83,445	—	76,204	—
Net income (loss) per share of Class A Common Stock
Basic	$0.27	$—	$0.05	$—
Diluted	$(0.18)	$—	$(0.12)	$—
For the three and six months ended June 30, 2022, weighted-average total RSUs and PSUs of 1,403,593 and 1,113,242, respectively, were excluded from the diluted Class A Common Stock shares as their effect would have been anti-dilutive.
NOTE 19 – Segment Information
The Company’s two reporting segments for the three and six months ended June 30, 2022 and 2021 are RNG and Power. The Company’s chief operating decision maker evaluates the performance of its segments based on operational measures including revenues, net income and EBITDA.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended June 30, 2022
Revenue and other income	$58,781	$15,092	$3,346	$77,219
Intersegment revenue	—	1,366	(1,366)	—
Total revenue and other income	58,781	16,458	1,980	77,219
Equity investment income, net	2,506	187	—	2,693
Net income (loss)	11,050	1,629	19,945	32,624
Interest expense	1,468	—	2,244	3,712
Depreciation, amortization and accretion	10,966	2,573	191	13,730
Income tax expense	—	—	129	129
EBITDA	$23,484	$4,202	$22,509	$50,195
Six months ended June 30, 2022
Revenue and other income	$97,620	$31,941	$4,555	$134,116
Intersegment revenue	—	2,777	(2,777)	—
Total revenue and other income	97,620	34,718	1,778	134,116
Equity investment income, net	3,544	578	—	4,122
Net income (loss)	24,426	3,274	(28,248)	(548)
Interest expense	1,995	—	4,371	6,366
Depreciation, amortization and accretion	20,073	5,731	415	26,219
Income tax expense	—	—	129	129
EBITDA	$46,494	$9,005	$(23,333)	$32,166

June 30, 2022
Goodwill	$29,835	$—	$—	$29,835

Three months ended June 30, 2021
Revenue and other income	$822	$2,237	$2,068	$5,127
Intersegment revenue	—	—	—	—
Total revenue and other income	822	2,237	2,068	5,127
Net income (loss)	(476)	(1,830)	(5,624)	(7,930)
Interest expense	13	—	—	13
Depreciation, amortization and accretion	202	630	54	886
EBITDA	$(261)	$(1,200)	$(5,570)	$(7,031)
Six months ended June 30, 2021
Revenue and other income	$822	$2,237	$3,722	$6,781
Intersegment revenue	—	—	—	—
Total revenue and other income	822	2,237	3,722	6,781
Net income (loss)	(1,566)	(1,830)	(7,033)	(10,429)
Interest expense	19	—	—	19
Depreciation, amortization and accretion	215	630	90	935
EBITDA	$(1,332)	$(1,200)	$(6,943)	$(9,475)

December 31, 2021
Goodwill	$29,211	$—	$—	$29,211

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – Related Party Transactions
Assai Energy, LLC (“Assai”) (a wholly owned subsidiary of the Company) entered into a construction service and project guarantee agreement with Noble Environmental Specialty Services, LLC (“NESS”) (a wholly owned subsidiary of Noble). NESS was responsible for constructing an RNG plant located at the Keystone Landfill, near Scranton, PA. The total contract price for the engineering, procurement and construction (“EPC”) contract is $19.9 million, which has been fully paid. The Company also reimbursed NESS $4.6 million for costs outside the EPC contract related to additional capital costs for the Assai project. This agreement is considered to be a related party transaction due to the owners of NESS also being certain officers of the Company. NESS billed an additional $6.1 million in capital project change orders and associated labor costs, and this amount has been capitalized to property, plant and equipment and is included in accounts payable - trade as of June 30, 2022.
The Company provides O&M and construction services for facilities owned by certain of its joint ventures and recognized associated revenues of $0.7 million and $1.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company had related party balances with certain of its joint ventures including a receivable of $0.5 million.
In 2020, the Company entered into Master Services Agreement and Development and Marketing Agreement with Lutum Technologies LLC (“Lutum”), a joint venture with 20% ownership by the Company. The Company has paid a total of $0.7 million to Lutum for the three and six months ended June 30, 2022.
NOTE 21 – Subsequent Events
On July 15, 2022, the Company paid $230.5 million to acquire 100% of the ownership interest of INGENCO pursuant to the Purchase and Sale Agreement dated April 26, 2022 and to retire INGENCO’s outstanding debt. At the acquisition date, INGENCO owned 14 LFG to renewable electricity facilities. INGENCO was purchased to increase the Company’s backlog of RNG development opportunities. The Company is currently compiling information to determine the initial accounting impacts and related purchase price allocation. Legal and other costs related to the acquisition of $1.6 million and $2.3 million were included in general and administrative expenses for the three and six months ended June 30, 2022, respectively.

Predecessor - Aria Energy LLC Financial Statements

Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria’s consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and consolidated statement of cash flows for the six months ended June 30, 2021. See Archaea Energy Inc.’s “Note 4 - Business Combinations and Reverse Recapitalization” in the 2021 Annual Report for additional information.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Operations
(Unaudited)

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues and Other Income
Energy revenue	$42,017	$84,484
Construction revenue	—	24
Amortization of intangibles and below-market contracts	(954)	(1,908)
Total Revenues and Other Income	41,063	82,600
Equity Investment Income, net	7,469	13,325
Cost of Sales
Cost of energy	20,016	41,116
Cost of other revenues	—	23
Depreciation, amortization and accretion	5,621	11,314
Total Cost of Sales	25,637	52,453
Gain on disposal of assets	(1,347)	(1,347)
Impairment of assets	(542)	—
General and administrative expenses	5,957	13,063
Operating Income	18,827	31,756
Other Income (Expense)
Interest expense, net	(4,355)	(8,676)
Gain (loss) on derivative contracts	446	556
Gain on extinguishment of debt	61,411	61,411
Other income	2	2
Total Other Income (Expense)	57,504	53,293
Net Income	76,331	85,049
Net income attributable to noncontrolling interest	281	289
Net Income Attributable to Controlling Interest	$76,050	$84,760

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Income	$76,331	$85,049
Other Comprehensive Income
Net actuarial income	167	194
Other Comprehensive Income	76,498	85,243
Comprehensive income attributable to noncontrolling interest	281	289
Comprehensive Income Attributable to Controlling Interest	$76,217	$84,954

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statement of Cash Flows
(Unaudited)

(in thousands)	Six Months Ended June 30, 2021
Cash flows from operating activities
Net income	$85,049
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,314
Gain on disposal of assets	(1,572)
Amortization of debt origination costs	492
Amortization of intangibles and below-market contracts	685
Return on investment in equity method investments	12,166
Equity in earnings of equity method investments	(13,325)
Change in fair value of derivatives	(1,015)
Gain on extinguishment of debt	(61,411)
Net periodic postretirement benefit cost	61
Changes in operating assets and liabilities:
Accounts receivable	(6,143)
Inventory	(720)
Prepaid expenses and other assets	115
Other non-current assets	106
Trade accounts payable	269
Accrued and other current liabilities	6,021
Net cash provided by operating activities	32,092
Cash flows from investing activities
Purchase of property and equipment	(1,331)
Contributions to equity method investments	(6,630)
Net cash used in investing activities	(7,961)
Cash flows from financing activities
Payments on note payable and revolving credit agreement	(2,689)
Net cash used in financing activities	(2,689)
Net increase in cash and cash equivalents	21,442
Cash and cash equivalents – beginning of period	14,257
Cash and cash equivalents – end of period	$35,699
Supplemental cash flow information
Cash paid for interest	$4,403
Noncash investing activities
Accruals of property and equipment incurred but not yet paid	$52

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
Revenue Recognition
Aria generates revenue from the production and sale of electricity, gas, and their related Environmental Attributes, and performance of other landfill energy services. Based on requirements of GAAP, a portion of revenue is accounted for under ASC 840, Leases, and a portion under ASC 606, Revenue from Contracts with Customers. Under ASC 840, revenue is recognized generally upon delivery of electricity, gas, and their related Environmental Attributes. Under ASC 606, revenue is recognized upon the transfer of control of promised goods or services to the customer in an amount that reflects the consideration to which is expected to be entitled in exchange for those goods or services. Based on the terms of the Power Purchase Agreements, the amounts recorded under ASC 840 are generally consistent with revenue recognized under ASC 606. For the six months ended June 30, 2021, approximately 36% of revenue was accounted for under ASC 606 and 64% under ASC 840.
The following tables display Aria’s revenue by major source and by operating segment for the three and six months ended June 30, 2021:

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
RNG, including RINs and LCFS credits	$29,241	$55,722
RNG O&M service	367	706
Power, including RECs	10,809	24,626
Power O&M service	1,600	3,430
Other	—	24
Total	$42,017	$84,508

Operating segments
RNG	$29,608	$56,452
Power	12,409	28,056
Total	$42,017	$84,508
Held for Sale
During 2020, Aria enacted a plan to sell LES Project Holdings LLC (“LESPH”), and accordingly, the business was classified as held for sale. An agreement to sell the membership interests of the business subsequently was executed on March 1, 2021. The sale of LESPH was completed on June 10, 2021. Proceeds from the sale were $58.5 million and were sent to the lenders of the LESPH debt, and Aria was released from its obligations under the LESPH debt. A gain on the extinguishment of debt in the amount of $61.4 million was recorded in conjunction with the sale, which accounts for the proceeds received, the debt and interest payable relieved and settlement of LESPH intercompany balances, and Aria recorded an ordinary gain on sale of assets in the amount of $1.3 million during the three and six months ended June 30, 2021.
The pre-tax net earnings associated with LESPH included in Aria’s consolidated statement of operations were $69.0 million and $67.1 million for the three and six months ended June 30, 2021, respectively.
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
Under the terms of the Mavrix, LLC Contribution Agreement dated September 30, 2017, Aria is required to make an earn-out payment to its joint venture partner holding the other 50% membership (in Mavrix) in an amount up to $9.55 million. As defined in the Contribution Agreement, the payment represents additional consideration for Aria’s equity interest in Mavrix, and the earn-out payment will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is made until after the end of the earn-out period. Aria has estimated the earn-out payment to be $1.7 million at June 30, 2021 and has recorded these amounts in other long-term liabilities in the period.
Summary information on the equity method investments is as follows:

(in thousands)	June 30, 2021
Assets	$186,521
Liabilities	14,862
Net assets	$171,659
Aria’s share of equity in net assets	$85,299

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$29,303	$52,902
Net income	$13,907	$25,275
Aria’s share of net income	$7,469	$13,325
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
On April 6, 2020, Aria entered into an interest rate cap with a total notional amount of $110 million and an effective date of April 30, 2020. The cap agreement provides a fixed cap rate of 1.00% per annum related to the one-month LIBOR and has a termination date of May 31, 2022. The market value at June 30, 2021 was valued at zero and all associated fees with this transaction were recorded.

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Natural gas swap - unrealized gain (loss)	$446	$556
NOTE 5 - Benefit Plans - Predecessor
401(k) Plan
Aria maintains a qualified tax deferred 401(k) retirement plan (the “Aria Plan”). Under the provisions of the Aria Plan, substantially all employees meeting minimum age and service requirements are entitled to contribute on a before and after-tax basis a certain percentage of their compensation. Aria matches up to 100% of employees’ first 3% contribution and 50% of the employees’ next 2% contribution. Employees vest immediately in their contributions and Aria’s contribution.
Postretirement Obligations
Aria sponsors an unfunded defined benefit health care plan that provides postretirement medical benefits to certain full-time employees who meet minimum age and service requirements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit cost recognized in the consolidated statements of comprehensive income was as follows:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Service cost	$9	$19
Interest cost	25	45
Amortization of prior service cost	3	6
Recognition of net actuarial loss	16	40
Net periodic benefit cost	$53	$110
NOTE 6 - Related Party Transactions - Predecessor
Sales are made to and services are purchased from entities and individuals affiliated through common ownership. Aria provides O&M services and administration and accounting services to their 50% owned joint ventures.
The following is a summary of transactions with these related parties:

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Sales of construction services	$—	$24
Sales of operations and maintenance services	$351	$746
Sales of administrative and other services	$97	$195
NOTE 7 - Segment Reporting - Predecessor

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended June 30, 2021
Total revenue	$28,716	$12,347	$—	$41,063
Net income (loss)	21,823	63,422	(9,195)	76,050
Depreciation, amortization and accretion	2,284	3,325	12	5,621
Interest expense	—	—	4,355	4,355
EBITDA	$24,107	$66,747	$(4,828)	$86,026

Six Months Ended June 30, 2021
Total Revenue	$54,669	$27,931	$—	$82,600
Net income (loss)	38,773	64,925	(18,938)	84,760
Depreciation, amortization and accretion	4,559	6,728	27	11,314
Interest expense	—	—	8,676	8,676
EBITDA	$43,332	$71,653	$(10,235)	$104,750

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements reflecting our current expectations, estimates, and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” in Part I, Item 1A in the 2021 Annual Report and the sections entitled “Risk Factors” in Part II, Item 1A and “Forward-Looking Statements” appearing elsewhere in this Report.
Overview
Archaea is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and livestock farms into low-carbon RNG and electricity. As of June 30, 2022, the Company owns, through wholly-owned entities or joint ventures, a diversified portfolio of 32 LFG recovery and processing projects across 18 states, including 13 operated projects that produce pipeline-quality RNG and 19 LFG to renewable electricity production facilities.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea, through wholly-owned entities or joint ventures, has entered into long-term agreements with biogas site hosts which give us the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity. Archaea’s development backlog includes 38 cumulative projects as of June 30, 2022 and increased to 88 cumulative projects as of July 31, 2022 primarily due to the Lightning JV and INGENCO transaction, with the total backlog including planned optimizations of certain operating RNG facilities over time and opportunities to build new RNG facilities on sites with existing renewable electricity facilities and on greenfield sites.
Our differentiated commercial strategy is focused on selling the majority of our RNG volumes under long-term, fixed-price contracts to creditworthy partners, including utilities, corporations, and universities, helping these entities reduce greenhouse gas emissions and achieve decarbonization goals while utilizing their existing gas infrastructure. We seek to mitigate our exposure to commodity and Environmental Attribute pricing volatility by selling a majority of our RNG and related Environmental Attributes under long-term fixed price contracts with creditworthy counterparties, which are designed to provide revenue certainty.
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

We also earn revenue by selling RINs, which are generated when producing and selling RNG as transportation fuel. These RINs are able to be separated and sold independently from the RNG produced. When the RNG and RIN are sold on a bundled basis under the same contract, revenue is recognized when the RNG is produced and the RNG and associated RINs are transferred to a third party. The remaining RIN sales are under a combination of short-term spot price contracts and forward sold fixed-price contracts independent from RNG sales, and revenue is recognized upon transfer of control to a third-party customer. We also generate and sell LCFS credits at some of our RNG projects through off-take contracts similar to RINs. LCFS is state level program administered by the CARB. LCFS credits are generated as the RNG is sold as vehicle fuel in California.

There is a general lag in the generation and sale of RINs and LCFS credits subsequent to a facility being placed into operation. While each new facility is eligible to register under the federal Renewable Fuel Standard (“RFS”) upon initial production and pipeline injection, Archaea has external parties certify its plants under the EPA’s voluntary Quality Assurance Plan (“QAP”) in order to maximize the value of its D3 RINs. The initial QAP review generally requires evaluation of up to 90 days of operational data prior to achieving Q-RIN status. Once registration is obtained from the EPA and Q-RIN status achieved, Archaea can generate qualified RINs. RINs are generated monthly for the previous month’s production. Quarterly and annual reports are required to maintain RFS registration and Q-RIN status for each facility.
LCFS registration requires a minimum of 90 days operational data for a provisional fuel pathway application. Following the application submission, there is a mandatory third-party validation period ranging from three to six months. During this time, LCFS credits can be generated for the facility using a temporary carbon intensity (“CI”) score, which is typically higher than the expected certified CI for our facilities. Following successful fuel pathway validation, the facility is eligible to generate LCFS credits using the new provisional CI score. LCFS credits are generated on a quarterly basis for the previous quarter of production. Credits are then available to be sold. Quarterly and annual reports are required to maintain LCFS registration and certified CI for each facility.
Our Segments
The Company reports segment information in two segments: RNG and Power. Prior to the Business Combinations, the Company managed RNG as its primary business operations, which is to construct and develop biogas facilities on landfill sites for production of RNG. Our Power segment generates revenue by selling renewable electricity and associated Environmental Attributes. We expect our future long-term growth to be driven primarily by additional projects within the RNG segment, and we expect to build new RNG facilities on the majority of our sites with existing LFG to renewable electricity projects over time.
In addition, we hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, LLC, which owns and operates five separate RNG facilities, and Saturn Renewables, LLC, which owns gas rights at two landfills, both of which are included in the RNG segment, as well as the Sunshine electric project included in the Power segment.
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
Archaea has retained its “up-C” structure, whereby all of the equity interests in Aria and Legacy Archaea are indirectly held by Opco and Archaea Energy Inc.’s only assets are its equity interests in Opco. Opco is considered a VIE for accounting purposes, and the Company, as the sole managing member of Opco, is considered the primary beneficiary. As such, the Company consolidates Opco and the unitholders that hold economic interests directly at Opco are presented as redeemable noncontrolling interests in the Company’s financial statements.
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

The Aria Merger represents a business combination in which Aria was determined to be the acquired company. Due to Aria’s historical operations compared to Legacy Archaea and the relative fair values, Aria was determined to be the “Predecessor.” Aria’s consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and Aria’s consolidated statement of cash flows for the six months ended June 30, 2021 have been included in “Financial Statements” in Part 1, Item 1 of this Report to enhance comparability for readers.
Factors Affecting the Comparability of Our Financial Results
Our results of operations will not be comparable to our Successor or our Predecessor’s historical results of operations for the reasons described below:
•The Company’s results of operations and financial position may not be comparable to Legacy Archaea’s or Aria’s historical results as a result of the Business Combinations and the Company’s ongoing development activities. Our results prior to the closing of the Business Combinations on September 15, 2021 only include Legacy Archaea, the accounting acquirer, whereas our results beginning on September 15, 2021 include the combined operations of Legacy Archaea and Aria as managed by the Company. In addition, both Legacy Archaea and Aria have experienced significant growth and expansion over the last two years, and the Company expects to continue to grow significantly through organic growth projects and acquisitions, including the INGENCO acquisition and the Lightning JV. In addition to significant growth and expansion in operations, the Company has raised a significant amount of capital through financing transactions to fund a portion of that growth, which may also impact the comparability of our historical results to our future results.
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
Recent Events
Operational Highlights
Below are key recent development and operational events:
▪Formed the landmark Lightning JV with Republic to jointly invest approximately $1.1 billion to develop a total of 40 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. Initial funding occurred in July 2022 as discussed in “Note 4 - Business Combinations and Reverse Recapitalization” in this Report.
▪During the second quarter of 2022, the Company signed several new bundled RNG sales contracts for RNG and its associated Environmental Attributes, including a long-term fixed-price RNG agreement with Energir L.P (“Energir”) and a medium-term fixed-price RNG agreement with UGI Utilities, Inc. (“UGI”). The agreement with Energir is for the sale of 2.15 gigajoules (approximately 2.04 million MMBtus) annually for a period of 20 years beginning approximately October 2023 and is subject to Quebec regulatory approval. The agreement with UGI is for the sale of 331,785 MMBtus annually for a period of 5 years beginning July 1, 2022.

▪Completed initial optimization work at five legacy Aria facilities, with a focus on CO2 separation systems and nitrogen rejection unit upgrades, which are essential components of the Company’s V1 plant design, translating into improved operational performance at these existing RNG facilities. On average, methane recovery increased almost 10% upon completion of the initial optimization projects and is expected to further increase after completing the remaining optimization work at these and other legacy sites within the Company’s portfolio.
▪Produced first pipeline-quality RNG and achieved commercial operations at the Costa View dairy digester facility in May 2022, successfully completing the second of four dairy projects within the Company’s 50%-owned Mavrix joint venture with BP Products North America Inc.
Term Loan and Revolver Amendment
On June 30, 2022, the Company amended its Revolving Credit and Term Loan Agreement to, among other things, increase its total commitment by approximately $630 million to a total of $1.1 billion and provide for a $400 million Term Loan and a $700 million Revolver. See “Note 10 - Debt” in this Report for additional information on the Revolver and the Term Loan.
INGENCO Acquisition
On April 26, 2022, a wholly owned subsidiary of the Company, Archaea Infrastructure, LLC, entered into a definitive purchase and sale agreement (the “INGENCO Purchase Agreement”) to purchase INGENCO, which owned 14 LFG to renewable electricity facilities. The consideration paid upon the July 2022 closing of the transaction was $230.5 million and was funded with cash on hand and borrowings under the Term Loan and Revolver. The acquisition includes gas rights for the 14 LFG to energy sites, which have a number of existing long-term agreements in place.
Lightning JV Formation
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used for a variety of applications.
Pursuant to the terms of the contribution agreement, dated May 4, 2022, a wholly owned subsidiary of the Company, Zeus Renewables LLC (“Zeus”), and a wholly owned subsidiary of Republic, Republic Services Renewable Energy, LLC (“Investco”), will contribute approximately $780 million and $300 million, respectively, over approximately five years to six years in exchange for newly issued limited liability company interests of the Lightning JV (the “Lightning JV Membership Interests”), with Zeus and Investco holding 60% and 40%, respectively, of the outstanding Lightning JV Membership Interests. In July 2022, the Company made its initial capital contribution of $222.5 million to the Lightning JV, which was funded with borrowings under the Revolver. Concurrent with the funding, the Lightning JV paid $37.9 million to acquire an additional site (“Fort Wayne”) located in Fort Wayne, Indiana. The purchase of Fort Wayne includes the landfill gas rights to a Republic-owned landfill site and a medium-BTU facility.

Cash on hand from operations of the Lightning JV (less certain customary reserves) will be distributed quarterly to Zeus and Investco, as the members, in accordance with their membership percentages, and no later than 10 days following the final commercial operations date of all approved LFG projects (excluding any subsequently abandoned), the Lightning JV will distribute all unused capital contributions to Zeus and Investco in proportion to their capital contributions.
The Lightning JV, Investco and Archaea Operating LLC, a wholly owned subsidiary of the Company, have entered into certain other arrangements relating to the Lightning JV that govern, among other things, the grant by Republic of landfill gas rights and real property rights at 40 of Republic’s landfills to the Lightning JV, the process and timeline for development at those landfills by the Lightning JV, the production and sale of RNG and related Environmental Attributes by the Lightning JV, the payment of royalties to Republic and, in exchange for a fee to be paid to Archaea Operating LLC, engineering, procurement, construction management services and O&M services to be provided to the Lightning JV.
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
Results of Operations
Key Metrics
Management regularly reviews a number of operating metrics and financial measurements to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional GAAP performance and liquidity measures, such as revenue, cost of sales, net income and cash provided by operating activities, we also consider MMBtu of RNG and MWh of electricity sold and Adjusted EBITDA in evaluating our operating performance. Each of these metrics is discussed below under “Comparison of the Three and Six Months Ended June 30, 2022 and 2021.”
Key Components of Results of Operations
See “Key Components of Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report for information regarding the key components of our results of operations, which are revenue, cost of sales, general and administrative expenses and equity earnings.
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following discussion pertains to the results of operations, financial condition, and changes in financial condition of the Successor. Legacy Archaea (the Successor) did not have operational RNG and Power assets until commercial RNG and Power operations commenced in the fiscal quarter ended June 30, 2021 and did not have significant revenues from operations until the acquisition of Aria. A majority of the Company’s revenues prior to March 31, 2021 were comprised of sales of customized pollution control equipment and maintenance agreement services. As such, to provide more meaningful comparisons, the following discussion also compares certain of the Company’s operating results for the three and six months ended June 30, 2022 to the combined operating results of Legacy Archaea and Aria for the three and six months ended June 30, 2021. Such combined information (which is referred to in this Report as “on a combined basis”) is the sum of the historical financial results of Legacy Archaea and Aria and does not include the impact of purchase accounting.
In this section, any increases or decreases “for the three and six months ended June 30, 2022” refer to the comparison of the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021.
As noted above, Legacy Archaea did not have significant revenues from operations until the the acquisition of Aria. As such, any segment comparison would not be informative and has not been included for comparison purposes.

Volumes Sold

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
RNG Sold (MMBtu)(1)(2)	1,755,145	47,592	1,707,553	3,016,500	47,667	2,968,833
Electricity Sold (MWh)(1)(2)	142,977	47,847	95,130	290,404	47,847	242,557
_____________________________________________
(1) Volumes sold represent the consolidated Successor volumes only (excluding volumes sold by the Company’s equity method investments). On a combined basis, during the three and six months ended June 30, 2021, the Company sold 1,137,988 MMBtu and 2,152,379 MMBtu of RNG, respectively, and 146,772 MWh and 251,296 MWh of electricity, respectively.
(2) Volumes sold exclude the Company’s equity method investments’ net volumes sold during the three and six months ended June 30, 2022 of 282,620 MMBtu and 561,297 MMBtu of RNG, respectively, and 15,826 MWh and 33,979 MWh of electricity, respectively.
Volumes increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 on consolidated basis due to the acquisition of Aria, commencement of commercial operations in April 2021 at our Boyd County RNG facility, the purchase of the PEI Power assets in April 2021, the acquisition of additional LFG to renewable electricity facilities, and the commencement of commercial operations at our Assai facility, offset by downtime at certain facilities related to winter weather in the first quarter of 2022. The increase on a combined basis occurred due to the same factors discussed above, excluding the acquisition of Aria.
As of June 30, 2022, we had 3.0 million RINs generated by June production that were committed and settled in July 2022 under short-term forward RIN sales contracts at a weighted-average price of $3.15. The related revenues and associated royalty expenses will be recognized in the third quarter of 2022.
Set forth below is a summary of selected financial information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues and other income	$77,219	$5,127	$72,092	$134,116	$6,781	$127,335
Costs of sales	62,746	5,233	57,513	105,437	6,443	98,994
Equity investment income (loss)	2,693	—	2,693	4,122	—	4,122
General and administrative expenses	18,883	7,884	10,999	45,236	11,042	34,194
Operating income (loss)	(1,717)	(7,990)	6,273	(12,435)	(10,704)	(1,731)
Other income (expense), net	34,470	60	34,410	12,016	275	11,741
Net income (loss)	$32,624	$(7,930)	$40,554	$(548)	$(10,429)	$9,881
Revenues and Other Income
Revenues and other income were approximately $77.2 million and $134.1 million for the three and six months ended June 30, 2022, respectively, as compared to $5.1 million and $6.8 million for the three and six months ended June 30, 2021, respectively, an increase of $72.1 million and $127.3 million, respectively. The increased revenues are primarily attributable to the acquisition of Aria resulting in a $48.1 million and $91.7 million increase for the three and six months ended June 30, 2022, respectively, the strong market pricing of Environmental Attributes, natural gas and electricity, and the commencement of commercial operations at our Assai RNG facility, and other acquisitions made in late 2021, partially offset by downtime at certain facilities related to winter weather in the first quarter of 2022.
Revenues and other income increased on a combined basis for the three and six months ended June 30, 2022 as compared to revenue and other income for the three and six months ended June 30, 2021 primarily due to the strong market pricing of Environmental Attributes natural gas and electricity, the commencement of commercial operations at our Assai RNG facility, and other acquisitions made in late 2021, partially offset by downtime at certain facilities related to winter weather in the first quarter of 2022.

Cost of Sales
Costs of sales increased by $57.5 million and $99.0 million for the three and six months ended June 30, 2022, respectively, as compared to $5.2 million and $6.4 million for the three and six months ended June 30, 2021, respectively, primarily due to the acquisition of Aria resulting in increases of $36.3 million and $70.0 million for the three and six months ended June 30, 2022, respectively, the commencement of commercial operations at our Assai RNG facility, additional royalty and marketing expenses, and increased utility and gas costs.
Costs of sales on a combined basis increased for three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to operational costs at our Assai RNG facility following the commencement of operations, higher utility prices, as well as increased depreciation and amortization expense as a result of those operations and the step-up in value of the Aria assets due to purchase accounting.

General and Administrative Expenses
General and administrative expenses were $18.9 million and $45.2 million for the three and six months ended June 30, 2022, respectively, an increase of $11.0 million and $34.2 million compared to the three and six months ended June 30, 2021, respectively. The increase is primarily due to higher employee costs, including share-based compensation expenses, associated with higher headcount and contractors and consultants costs as our business has expanded and we became a public company. Additionally, expenses for the three months ended June 30, 2022 include $3.6 million for non-recurring legal and professional fees and other non-recurring costs primarily associated with the formation of the Lightning JV and the acquisition of INGENCO, and expenses for the six months ended June 30, 2022 include $8.9 million in severance related costs, including accelerated share-based compensation expense, and $6.0 million related to non-recurring legal and professional fees associated with the executive transition, the Ares Secondary Offering, the formation of the Lightning JV, and the acquisition of INGENCO.
Other Income (Expense)
Other income was $34.5 million and $12.0 million for the three and six months ended June 30, 2022, respectively, as compared to other income of $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, primarily due to the decrease in fair value on the Private Placement Warrant liabilities resulting in gains of $37.0 million and $13.0 million for the three and six months ended June 30, 2022, respectively, compared with no Private Placement Warrants outstanding during the three and six months ended June 30, 2021, and gains in fair value on the interest rate swap of $1.0 million and $4.6 million for the three and six months ended June 30, 2022, respectively, offset in part by the increase in interest expense of $3.7 million and $6.3 million for the three and six months ended June 30, 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA is calculated by taking net income (loss) before taxes, interest expense, and depreciation, amortization and accretion, and adjusting for the effects of certain non-cash items, other non-operating income or expense items, and other items not otherwise predictive or indicative of ongoing operating performance, including net derivatives activity, certain acquisition and other transaction expenses, severance expenses, non-cash share-based compensation expense and Settled RIN adjustment (as defined below). We believe the exclusion of these items enables investors and other users of our financial information to assess our sequential and quarter-over-quarter performance and operating trends on a more comparable basis and is consistent with management’s own evaluation of performance.
Under GAAP, the timing of revenue recognition for stand-alone RIN sales contracts is tied to the delivery of the RINs to our counterparty and not the production of the RINs. The Company had approximately 3.0 million RINs generated by June 2022 RNG production that were delivered under forward RIN sale agreements in July 2022 at a weighted-average price of $3.15. To reflect this and match the RIN revenue to the month of production, Adjusted EBITDA for both the three and six months ended June 30, 2022 includes a $7.0 million add-back (“Settled RIN adjustment”), which represents the net cash value (proceeds minus expenses) of this settled, forward sold RIN transaction. The related revenues and associated royalty expenses will be recognized in the third quarter of 2022. The Company anticipates the quarterly financial impact of these monetization timing delays to be mitigated over time as it continues to bring additional RNG facilities online and enter into new contracts.

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
The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$32,624	$(7,930)	$(548)	$(10,429)
Adjustments
Interest expense	3,712	13	6,366	19
Depreciation, amortization and accretion	13,730	886	26,219	935
Income tax expense	129	—	129	—
EBITDA	$50,195	$(7,031)	$32,166	$(9,475)
Net derivative activity	(38,095)	—	(18,180)	—
Amortization of intangibles and below-market contracts	(1,103)	—	(2,206)	—
Amortization of equity method investments basis difference	2,571	—	5,141	—
Depreciation and amortization adjustments for equity method investments	1,579	—	3,173	—
Income tax expense for equity method investments	151	—	1,693	—
Share-based compensation expense	3,170	146	8,923	178
Acquisition and other transaction costs and severance costs (1)	4,621	—	12,956	—
Settled RIN adjustment (2)	7,006	—	7,006	—
Adjusted EBITDA	$30,095	$(6,885)	$50,672	$(9,297)
__________________________________________
(1) Other transaction costs include expenses related to certain joint ventures, R&D expenses, and the Ares Secondary Offering.
(2) Adjustment for gross profit on RINs generated from June gas production which will be recognized in the Company’s third quarter 2022 consolidated statement of operations.
Liquidity and Capital Resources
Sources and Uses of Funds
The Company’s primary uses of cash have been to fund construction of RNG facilities and acquisitions of complementary businesses and assets and LFG rights. The Company is expected to primarily finance its project development activities with cash on hand, cash expected to be generated from operations and available funding under the Revolver. The amount and timing of the future funding requirements will depend on many factors, including the pace and results of our acquisitions and project development efforts. As discussed in “Recent Events,” the Company has significantly expanded and accelerated the pace of developing its project backlog. The Company is in the process of optimizing the pace and timing of its long-term project development backlog as a result of recent additions to its backlog related to the Lightning JV and the acquisition of INGENCO. Capital expenditures guidance for 2022 (excluding acquisition costs) has increased to a range of $325 million to $365 million, to begin development on recent additions to the Company’s development backlog.
During the three months ended June 30, 2022, we borrowed a total of $50.0 million under the Revolver to provide funding for ongoing operations and capital expenditures. As of June 30, 2022, we had the cash balance described in the paragraph below and approximately $580.5 million of outstanding indebtedness, including $400.0 million of outstanding borrowings under the Term Loan and $130.5 million outstanding on our Assai Notes (as defined below). We also had $626.2 million of available borrowing capacity under the Revolver as of June 30, 2022. On July 5, 2022 and July 14, 2022, we borrowed $220.0 million and $75.0 million, respectively, under the Revolver. Following these borrowings, available borrowing capacity under the Revolver was approximately $331.2 million. We expect the Revolver along with the Company’s other existing sources of liquidity will be sufficient to fund the Company’s development capital needs for the foreseeable future, including capital expenditures related to the Lightning JV, projects related to INGENCO, and core development projects, thereby eliminating the need for additional external capital in the near-term based on the Company’s current development plans and backlog.
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
Cash
As of June 30, 2022, the Company had $213.3 million of unrestricted cash and cash equivalents, which is expected to provide ample liquidity to fund our current operations and a portion of our near-term development projects. As of June 30, 2022, we also had $21.9 million of restricted cash for permitted payments and required reserves related to the Assai RNG facility, including future principal and interest payments for the Assai Notes. During the three months ended June 30, 2022, the Company received a total of $9.3 million in distributions from restricted cash.
Term Loan and Revolver
On June 30, 2022, the Company amended its Revolving Credit and Term Loan Agreement which included a Revolver with an initial commitment of $250 million and a Term Loan with an initial commitment of $220 million. The amendment, among other things, increased the aggregate total commitment from the original syndicate of lenders plus two additional lenders by approximately $630 million to a total of $1.1 billion and provides for a $400 million Term Loan and a $700 million Revolver. In addition, on June 1, 2022, the benchmark interest rate was revised to SOFR plus 2.75% for the Revolver and SOFR plus 3.25% for the Term Loan. The maturity date of the Revolver and Term Loan remains unchanged at September 15, 2026.
As of June 30, 2022, the Company has outstanding borrowings under the Term Loan of $400.0 million at an effective interest rate of 4.89% and has drawn down a total of $50.0 million under the Revolver. As of June 30, 2022, the Company had issued letters of credit under the Credit Facilities of $23.8 million, and thus reducing the borrowing capacity of the Revolver to $626.2 million. Under the Company’s updated 2022 capital expenditure budget, we expect to utilize a portion of available capacity under the Revolver to fund our near-term development projects.

In July 2022, the Company drew an additional $295.0 million under the Revolver and used these proceeds along with incremental Term Loan proceeds from the June 30, 2022 amendment to fund its initial capital contribution in the Lightning JV and the acquisition of INGENCO.

See “Note 10 - Debt” in this Report for additional information on the Revolver and the Term Loan.

Assai Energy 3.75% and 4.47% Senior Secured Notes
On January 15, 2021, Assai entered into a senior secured note purchase agreement with certain investors for the purchase of $72.5 million in principal amount of 3.75% Senior Secured Notes (the “3.75% Notes”). Interest on the 3.75% Notes is payable quarterly in arrears on each payment date and the 3.75% Notes mature on September 30, 2031. On April 5, 2021, Assai entered into an additional senior secured note purchase agreement with certain investors for the purchase of $60.8 million in principal amount of its 4.47% Senior Secured Notes (the “4.47% Notes” and, together with the 3.75% Notes, the “Assai Notes”). Interest is payable quarterly in arrears on each payment date, and the 4.47% Notes mature on September 30, 2041.
Summarized Cash Flows for the Six Months Ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$56,692	$(7,510)
Cash used in investing activities	$(133,631)	$(88,136)
Cash provided by financing activities	$219,052	$130,453
Net increase in cash, cash equivalents and restricted cash	$142,113	$34,807
Cash Provided by (Used in) Operating Activities
The Company generates cash from revenues and uses cash in its operating activities and for general and administrative expenses.
Total cash provided by operating activities increased by $64.2 million for the six months ended June 30, 2022, which was primarily related to higher revenues, offset in part by higher cost of energy associated with the increased level of operations and higher general and administrative expenses due to increases in employee costs as we continue to build our business. Changes in other working capital accounts were approximately $36.4 million and related to the timing of revenue receipts and increases in accounts payable and accrued liability balances.
Cash Used in Investing Activities
We continue to have significant cash outflows for investing activities as we expand our business, make acquisitions, and develop projects. Total cash used in investing activities was $133.6 million for the six months ended June 30, 2022. We spent $127.9 million on development activities and $7.0 million, net of cash acquired, primarily related to the acquisition of landfill gas right assets. Development activities in the six months ended June 30, 2022 are related to supply chain purchases, deposits on long-lead items, and construction and optimization at our various plants, including additional costs at Assai. We also made contributions to equity method investments totaling $8.0 million and received return of investment in equity method investments of $7.4 million.
Cash used in investing activities of $88.1 million for the six months ended June 30, 2021 was primarily attributable to the acquisition of PEI Power LLC, acquiring biogas rights, and construction at the Assai and Boyd County production facilities.
Cash Provided by Financing Activities
Cash used provided by financing activities for the six months ended June 30, 2022 is primarily attributable additional funding under the Term Loan and Revolver of $225.3 million, net of issuance costs, offset by scheduled repayments of long-term debt and payment of contingent consideration related to the Boyd County acquisition resulting in net cash payments of $4.5 million.
Cash provided by financing activities of $130.5 million for the six months ended June 30, 2021 was comprised primarily of proceeds from issuance of the Assai Notes and borrowings under the Company’s line of credit agreement.
Material Cash Requirements
The Company has various long-term contractual commitments pertaining to certain of its biogas rights agreements that include annual minimum royalty and landfill gas rights payments. Annual minimum royalty and landfill gas rights payments generally begin when production commences and continue through the period of operations. As of June 30, 2022, the expected annual minimum royalty and landfill gas rights payments are approximately $8.0 million, and the annual commitment will increase as production commences from new facilities under development with biogas rights agreements that include minimum payment terms.
The Company has purchase commitments related to construction services and equipment purchases for the development and upgrade of facilities of $274.1 million as of June 30, 2022, with expected cash payments of $161.9 million in the remainder of 2022 and $112.2 million in 2023 and beyond.
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV. The Company and Republic have agreed to contribute to the Lightning JV approximately $780 million and $300 million, respectively, over approximately five to six years. The Company made its initial capital contribution of $222.5 million on July 5, 2022. Contributions to the Lightning JV are subject to annual budget approval by the Lightning JV’s board of directors and are further subject to adjustment based on actual amounts spent by the Lightning JV through the completion of development of RNG projects.
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

Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report based on the material weakness in our internal control over financial reporting described below.
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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this Report, and for the three and six months ended June 30, 2022 and 2021, are fairly presented, in all material respects, in accordance with GAAP.
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
A key component of our growth strategy is expanding our backlog of high-quality development projects, including through acquisitions, joint ventures and other strategic transactions, which present certain risks and uncertainties. We have limited operating experience at our current scale of operations and have plans to implement significant future growth, including through the INGENCO acquisition and the Lightning JV, which are expected to significantly expand our growth trajectory and our capital requirements in the near term and longer term. If we are unable to manage or finance our growth effectively, our financial performance may suffer.
In July 2022, we acquired INGENCO, and in May 2022, we and Republic formed the Lightning JV. We expect to continue considering acquisitions and other strategic transactions in the future and expect that such transactions will continue to be a key component of our near-term growth strategy. Some of our projections and expectations and, in part, our success are based on our ability to complete and integrate such transactions and recognize the anticipated financial, strategic and operational benefits thereof.
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
In addition, such acquisitions and transactions may require increases in working capital and capital expenditure investments to fund their growth, and to facilitate or fund such acquisitions and transactions, we may incur or assume substantial additional indebtedness or issue equity securities. In July 2022, the Company paid $230.5 million for the acquisition of INGENCO and made an initial capital contribution of $222.5 million to the Lightning JV, both of which were funded with borrowings under the Credit Facilities. The development of the projects in accordance with the terms of the Lightning JV agreement will require significant additional capital, with the Lightning JV requiring cash capital contributions from us of approximately $780 million over approximately five to six years (including the initial capital contribution of $222.5 million which was funded in July 2022). We may fund certain incremental development costs associated with the Lightning JV and INGENCO RNG development projects through one or more capital markets transactions or private financing transactions. However, such financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain financing needed for future acquisitions or other strategic transactions, we may not be able to consummate such transactions and may be required to delay, reduce the scope of, or eliminate such activities or growth initiatives. In addition, if either member of the Lightning JV fails to make its annual capital contribution to the Lightning JV on a timely basis, the other member may elect to loan such amount and may also elect to treat such loan as a capital contribution to the Lightning JV in an amount equal to twice the amount loaned, thereby decreasing the failing member’s membership interest in the Lightning JV.

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
In addition, the members of the Lightning JV are subject to transfer restrictions with respect to their membership interests in the Lightning JV, including consent rights of the other member of the Lightning JV and a right of first offer for the other (non-transferring) member, which may make it more difficult to sell such interests in the future. In addition, Republic has a right of first refusal with respect to sales of certain assets from the Lightning JV. The terms of the Lightning JV also allow Republic to require us to take certain actions in the event we undergo certain changes of control, which could result in the termination of certain contractual agreements with Archaea Operating LLC or could result in us being forced to sell all of our membership interests in the Lightning JV to Republic at fair market value or at an otherwise specified value in the Lightning JV LLC Agreement or spin off the entity through which we participate in the Lightning JV.
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
Effective December 31, 2022, we will be a large accelerated filer and no longer qualify as a smaller reporting company or emerging growth company, which will increase our costs and demands on management.
Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, the Company will become a “large accelerated filer” and lose smaller reporting company and emerging growth company status on December 31, 2022. Due to this upcoming transition, we are devoting significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company and emerging growth company status, diverting such time from the day-to-day conduct of our business operations. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company and an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. However, we may no longer avail ourselves of this exemption when we become a large accelerated filer and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A Common Stock.
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
10.1+
First Amendment to Revolving Credit and Term Loan Agreement, dated as of June 1, 2022, by Comerica Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).

10.2+
Second Amendment to Revolving Credit and Term Loan Agreement, dated as of June 30, 2022, by and among the financial institutions from time to time signatory thereto, Comerica Bank, as administrative agent, and Archaea Energy Operating LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).

10.3#	Archaea Energy Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.4#
Form of Participation Agreement – Archaea Energy Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).

10.5#*	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Agreement under the Archaea Energy Inc. 2021 Omnibus Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ARCHAEA ENERGY INC.
Date: August 15, 2022	By:	/s/ Brian McCarthy
Brian McCarthy
Chief Financial Officer (Principal Financial Officer)