Form 10-Q
period 2022-09-30
Archaea Energy Inc.
filed 2022-11-10
CIK 1823766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No    ☒
As of October 31, 2022, there were 81,592,637 shares of Class A Common Stock and 39,052,668 shares of Class B Common Stock issued and outstanding.

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
Class B Common Stock: Class B Common Stock, par value $0.0001 per share, of the Company
Closing: The closing of the Business Combinations
Closing Date: The closing date of the Business Combinations, which was September 15, 2021
Common Stock: Class A Common Stock and Class B Common Stock
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
LFG: Landfill gas
Lightning JV: Lightning Renewables, LLC, a joint venture with Republic Services Renewable Energy, LLC
Merger: The transaction contemplated by the Merger Agreement
Merger Agreement: The Agreement and Plan of Merger, dated October 16, 2022, pursuant to which, among other things, the Company and Opco will merge with and into wholly owned subsidiaries of BP Products North America Inc.
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
Warrant Agreement: The Warrant Agreement, dated October 21, 2020, by and among the Company, Opco and Continental Stock Transfer & Trust Company, as warrant agent, which governs the Private Placement Warrants

Forward-Looking Statements
The information in this Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as “anticipate,” “estimate,” “could,” “would,” “should,” “will,” “may,” “forecast,” “approximate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words. Forward-looking statements may relate to expectations for future financial performance, business strategies or expectations for the Company’s business. Specifically, forward-looking statements may include statements concerning the pending Merger, market conditions and trends, earnings, performance, strategies, prospects and other aspects of the business of the Company. Forward-looking statements are based on current expectations, estimates, projections, targets, opinions and/or beliefs of the Company, and such statements involve known and unknown risks, uncertainties and other factors.
The risks and uncertainties that could cause those actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

•the risk that the proposed Merger may not be completed in a timely manner or at all, which may adversely affect the Company’s business and the price of the Company’s Class A Common Stock;
•the effect of the announcement or pendency of the Merger on the Company’s business relationships, operating results and business generally;
•unexpected costs, charges or expenses resulting from the Merger;
•potential litigation relating to the Merger;
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
•the Company’s expansion into new business lines; and
•other risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) or in the section entitled “Risk Factors” in Part II, Item 1A in subsequent Quarterly Reports on Form 10-Q, including this Report.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCHAEA ENERGY INC.
Consolidated Balance Sheets
(Unaudited)

(in thousands, except shares and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents ($191,404 related to VIE)	$299,467	$77,860
Restricted cash	19,225	15,206
Accounts receivable, net ($40 related to VIE)	47,255	37,010
Inventory	19,084	9,164
Prepaid expenses and other current assets ($105 related to VIE)	34,956	21,225
Total Current Assets	419,987	160,465
Property, plant and equipment, net ($103,359 related to VIE)	596,112	350,583
Intangible assets, net ($217,117 related to VIE)	999,787	638,471
Goodwill	47,833	29,211
Equity method investments	260,111	262,738
Operating lease right-of-use assets	6,639	—
Other non-current assets	16,573	9,721
Total Assets	$2,347,042	$1,451,189
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable - trade ($21,186 related to VIE)	$31,777	$11,096
Current portion of long-term debt, net	24,120	11,378
Current portion of operating lease liabilities	1,239	—
Accrued and other current liabilities ($632 related to VIE)	93,694	46,279
Total Current Liabilities	150,830	68,753
Long-term debt, net	887,824	331,396
Derivative liabilities	53,349	67,424
Below-market contracts	132,626	142,630
Asset retirement obligations	9,656	4,677
Long-term operating lease liabilities	5,657	—
Other long-term liabilities	2,553	5,316
Total Liabilities	1,242,495	620,196
Commitments and Contingencies
Redeemable Noncontrolling Interests	703,339	993,301
Equity
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 900,000,000 shares authorized; 81,592,637 shares issued and outstanding as of September 30, 2022 and 65,122,200 shares issued and outstanding as of December 31, 2021	8	7
Class B Common Stock, $0.0001 par value; 190,000,000 shares authorized; 39,052,668 shares issued and outstanding as of September 30, 2022 and 54,338,114 shares issued and outstanding as of December 31, 2021	4	5
Additional paid in capital	304,296	—
Accumulated deficit	(173,788)	(162,320)
Total Stockholders’ Equity	130,520	(162,308)
Nonredeemable noncontrolling interests	270,688	—
Total Equity	401,208	(162,308)
Total Liabilities, Redeemable Noncontrolling Interests and Equity	$2,347,042	$1,451,189
_________________________________________
Parenthetical references reflect amounts as of September 30, 2022 for the Lightning JV VIE.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Revenues and Other Income
Energy revenue	$98,377	$10,916	$222,528	$13,975
Other revenue	3,894	865	8,322	4,588
Amortization of intangibles and below-market contracts	2,722	205	8,259	205
Total Revenues and Other Income	104,993	11,986	239,109	18,768
Equity Investment Income, Net	2,945	879	7,067	879
Cost of Sales
Cost of energy	63,253	9,478	138,531	12,625
Cost of other revenues	3,109	615	7,049	2,976
Depreciation, amortization and accretion	16,972	3,142	43,191	4,077
Total Cost of Sales	83,334	13,235	188,771	19,678
General and administrative expenses	30,478	11,889	75,714	22,933
Operating Income (Loss)	(5,874)	(12,259)	(18,309)	(22,964)
Other Income (Expense)
Interest expense, net	(10,575)	(1,586)	(16,941)	(1,606)
Gain (loss) on warrants and derivative contracts	(7,605)	(10,413)	10,575	(10,413)
Other income (expense)	(124)	81	78	377
Total Other Income (Expense)	(18,304)	(11,918)	(6,288)	(11,642)
Income (Loss) Before Income Taxes	(24,178)	(24,177)	(24,597)	(34,606)
Income tax expense	57	—	186	—
Net Income (Loss)	(24,235)	(24,177)	(24,783)	(34,606)
Net income (loss) attributable to nonredeemable noncontrolling interests	(2,020)	(335)	(2,020)	(589)
Net income (loss) attributable to Legacy Archaea	—	(8,569)	—	(18,744)
Net income (loss) attributable to redeemable noncontrolling interests	(7,224)	(8,262)	(11,295)	(8,262)
Net Income (Loss) Attributable to Class A Common Stock	$(14,991)	$(7,011)	$(11,468)	$(7,011)
Net income (loss) per Class A Common Stock:
Net income (loss) – basic (1)	$(0.18)	$(0.13)	$(0.15)	$(0.13)
Net income (loss) – diluted (1)	$(0.18)	$(0.13)	$(0.18)	$(0.13)
Weighted average shares of Class A Common Stock outstanding:
Basic (1)	81,044,814	52,847,195	76,034,987	52,847,195
Diluted (1)	81,044,814	52,847,195	78,542,786	52,847,195
_________________________________________
(1) Class A Common Stock is outstanding beginning September 15, 2021 due to the reverse recapitalization transaction as described in “Note 4 - Business Combinations and Reverse Recapitalization.”
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity
(Unaudited)

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2021	$993,301	$—	$—	$7	$5	$—	$(162,320)	$—	$(162,308)
Warrant exercises	—	—	—	—	—	11,836	—	—	11,836
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	(314,693)	—	—	1	(1)	314,693	—	—	314,693
Deferred tax impacts from exchange for Class A Common Stock transactions	—	—	—	—	—	780	—	—	780
Share-based compensation expense	—	—	—	—	—	12,785	—	—	12,785
Shares withheld for taxes on net settled awards	—	—	—	—	—	(2,634)	—	—	(2,634)
Shares issued to vendor	—	—	—	—	—	2,862	—	—	2,862
Net income (loss)	(11,295)	—	—	—	—	—	(11,468)	(2,020)	(13,488)
Contributions from Lightning JV noncontrolling interest owner	—	—	—	—	—	—	—	272,708	272,708
Adjustment of redeemable noncontrolling interests to redemption amount	36,026	—	—	—	—	(36,026)	—	—	(36,026)
Balance - September 30, 2022	$703,339	$—	$—	$8	$4	$304,296	$(173,788)	$270,688	$401,208

		Total Equity
				Total Stockholders’ Equity
(in thousands)	Redeemable Noncontrolling Interests	Members’ Equity	Members’ Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - December 31, 2020	$—	$34,930	$(4,156)	$—	$—	$—	$—	$717	$31,491
Net income (loss) prior to Closing	—	—	(18,744)	—	—	—	—	(534)	(19,278)
Members’ equity contributions	—	70	—	—	—	—	—	—	70
Share-based compensation expense prior to Closing	—	2,349	—	—	—	—	—	—	2,349
Reclassification in connection with reverse recapitalization	—	(37,349)	22,900	—	3	37,346	(22,900)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	408,762	—	—	—	—	(431,662)	22,900	—	(408,762)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interest to redemption amount	779,116	—	—	—	—	(346,831)	(432,286)	—	(779,117)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(439,297)	$127	$(439,159)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Equity
(Unaudited)

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interest	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - June 30, 2022	$606,608	$—	$—	$8	$4	$392,118	$(158,797)	$—	$233,333
Warrant exercises	—	—	—	—	—	10,280	—	—	10,280
Exchange of Class A Opco Units and Class B Common Stock for Class A Common Stock	3,134	—	—	—	—	(3,134)	—	—	(3,134)
Share-based compensation expense	—	—	—	—	—	3,862	—	—	3,862
Shares withheld for taxes on net settled awards	—	—	—	—	—	(871)	—	—	(871)
Shares issued to vendor	—	—	—	—	—	2,862	—	—	2,862
Net income (loss)	(7,224)	—	—	—	—	—	(14,991)	(2,020)	(17,011)
Contributions from Lightning JV noncontrolling interest owner	—	—	—	—	—	—	—	272,708	272,708
Adjustment of redeemable noncontrolling interest to redemption amount	100,821	—	—	—	—	(100,821)	—	—	(100,821)
Balance - September 30, 2022	$703,339	$—	$—	$8	$4	$304,296	$(173,788)	$270,688	$401,208

		Total Equity
				Total Stockholders' Equity
(in thousands)	Redeemable Noncontrolling Interest	Members' Equity	Members' Accumulated Deficit	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nonredeemable Noncontrolling Interests	Total Equity
Balance - June 30, 2021	$—	$35,178	$(14,331)	$—	$—	$—	$—	$462	$21,309
Net income (loss) prior to Closing	—	—	(8,569)	—	—	—	—	(279)	(8,848)
Share-based compensation expense prior to Closing	—	2,171	—	—	—	—	—	—	2,171
Reclassification in connection with reverse recapitalization	—	(37,349)	22,900	—	3	37,346	(22,900)	—	—
Net cash contribution from the reverse recapitalization and PIPE Financing, net of warrant liability	—	—	—	5	1	346,239	—	—	346,245
Issuance of Class B Common Stock in Aria Merger	—	—	—	—	2	394,908	—	—	394,910
Reclassification to redeemable noncontrolling interest	408,762	—	—	—	—	(431,662)	22,900	—	(408,762)
Net income (loss) after Closing	(8,262)	—	—	—	—	—	(7,011)	(56)	(7,067)
Adjustment of redeemable noncontrolling interest to redemption amount	779,116	—	—	—	—	(346,831)	(432,286)	—	(779,117)
Balance - September 30, 2021	$1,179,616	$—	$—	$5	$6	$—	$(439,297)	$127	$(439,159)
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$(24,783)	$(34,606)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, amortization and accretion expense	43,191	4,077
Amortization of debt issuance costs	2,444	627
Amortization of intangibles and below-market contracts	(3,262)	(6)
Bad debt expense	153	10
Return on investment in equity method investments	15,202	336
Equity in earnings of equity method investments	(7,067)	(879)
Total (gains) losses on derivatives, net	(10,575)	10,413
Net cash received (paid) in settlement of derivatives	6,543	—
Forgiveness of Paycheck Protection Loan	—	(201)
Share-based compensation expense	12,785	2,887
Changes in operating assets and liabilities:
Accounts receivable	(4,336)	(692)
Inventory	(2,441)	(270)
Prepaid expenses and other current assets	1,687	(22,315)
Accounts payable - trade	8,300	(1,207)
Accrued and other liabilities	39,964	(7,475)
Other non-current assets	(585)	(3,490)
Other long-term liabilities	(63)	(1,919)
Net cash provided by (used in) operating activities	77,157	(54,710)
Cash flows from investing activities
Acquisition of Aria, net of cash acquired	1,876	(463,334)
Acquisition of assets and businesses	(274,556)	(31,527)
Additions to property, plant and equipment and progress payments	(225,868)	(88,209)
Purchases of biogas rights	—	(202)
Contributions to equity method investments	(10,837)	(4,100)
Return of investment in equity method investments	9,496	—
Net cash used in investing activities	(499,889)	(587,372)
Cash flows from financing activities
Borrowings on line of credit agreement	—	12,478
Repayments on line of credit agreement	—	(12,478)
Proceeds from long-term debt, net of issuance costs	573,751	361,959
Repayments of long-term debt	(9,618)	(47,040)
Proceeds from reverse recapitalization and PIPE Financing	—	496,397
Contributions from Lightning JV noncontrolling interest owner	88,508	—
Payment of acquisition contingent consideration	(1,650)	—
Capital contributions	—	70
Taxes paid on net share settled stock-based compensation awards	(2,633)	—
Net cash provided by financing activities	648,358	811,386
Net change in cash, cash equivalents and restricted cash	225,626	169,304
Cash, cash equivalents and restricted cash - beginning of period	93,066	1,496
Cash, cash equivalents and restricted cash - end of period	$318,692	$170,800

Supplemental cash flow information
Cash paid for interest (1)	$11,480	$1,869
Non-cash investing activities
Accruals of property, plant and equipment and biogas rights incurred but not paid	$31,491	$2,317
_________________________________________
(1) Net of capitalized interest of $6.1 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Description of Business
Archaea Energy Inc. (“Archaea” or the "Company"), a Delaware corporation (formerly named Rice Acquisition Corp.), is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and livestock farms into low-carbon RNG and electricity. As of September 30, 2022, Archaea owns, through wholly-owned entities or joint ventures, a diversified portfolio of 46 LFG recovery and processing facilities across 20 states, including 13 operated facilities that produce pipeline-quality RNG and 33 LFG to renewable electricity production facilities, including one non-operated facility and one facility that is not operational.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea, through wholly-owned entities or joint ventures, has entered into long-term agreements with biogas site hosts which grant Archaea the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity.
Merger Agreement
On October 16, 2022, the Company and Opco entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BP Products North America Inc., a Maryland corporation (“Parent”), Condor RTM Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and Condor RTM LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Opco Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Company Merger”), and Opco Merger Sub will merge with and into Opco with Opco continuing as the surviving company and a wholly owned subsidiary of Parent (the “Opco Merger” and, together with the Company Merger, the “Merger”).
As a result of the Merger, (i) at the effective time of the Company Merger (the “Effective Time”), each share of Class A Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Class A Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Delaware law) will automatically be converted into the right to receive $26.00, without interest thereon (the “Per Share Price”) in cash, subject to applicable withholding taxes, and (ii) at the effective time of the Opco Merger (the “Opco Merger Effective Time”), each Class A Opco Unit outstanding immediately prior to the Opco Merger Effective Time that is held by a holder other than the Company or any of its subsidiaries will automatically be converted into the right to receive the Per Share Price in cash, subject to applicable withholding taxes. Also, at the Effective Time, each share of Class B Common Stock will be automatically cancelled and extinguished without any conversion thereof or consideration paid therefor.
Immediately following the Opco Merger Effective Time, each of the outstanding Private Placement Warrants will be redeemed for cash in accordance with the terms of the Warrant Agreement, as amended in connection with the Company’s entry into the Merger Agreement, which provides that immediately following the Opco Merger Effective Time, each Private Placement Warrant that is issued and outstanding immediately prior to the Effective Time will be automatically redeemed for the right to receive an amount, in cash, equal to (i) the Per Share Price minus (ii) the Warrant Price (as defined in the Warrant Agreement and which is currently $11.50) as reduced pursuant to the calculation provided in Section 4.4 of the Warrant Agreement, without interest.
The parties are targeting closing the Merger by the end of 2022, subject to customary closing conditions, including approval by the Company’s stockholders and receipt of regulatory approvals. Upon closing of the Merger, the Class A Common Stock will no longer be listed on any public market. See “Note 21 - Subsequent Events” for more information regarding the Merger.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Business Combinations
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
Subsequent to the Business Combinations, transactions impacting the ownership of Class A Opco Units include warrant exercises, repurchases from Aria Renewable Energy Systems LLC, redemption of certain other Class A Opco Units in exchange for Class A Common Stock, and issuances related to vested restricted stock units (“RSUs”). The ownership structure of Opco upon closing of the Business Combinations and as of September 30, 2022, which gives rise to the redeemable noncontrolling interest at Archaea, is as follows:

	September 30, 2022		September 15, 2021
Equity Holder	Class A Opco Units	% Interest	Class A Opco Units	% Interest
Archaea	81,592,637	67.6%	52,847,195	45.9%
Total controlling interests	81,592,637	67.6%	52,847,195	45.9%
Aria Holders	—	—%	23,000,000	20.0%
Legacy Archaea Holders	33,350,385	27.6%	33,350,385	29.0%
Sponsor, Atlas and RAC independent directors	5,702,283	4.7%	5,931,350	5.2%
Total redeemable noncontrolling interests	39,052,668	32.4%	62,281,735	54.1%
Total	120,645,305	100.0%	115,128,930	100.0%

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The Archaea Merger with RAC was accounted for as a reverse recapitalization with Legacy Archaea deemed the accounting acquirer, and therefore, there was no step-up to fair value of any RAC assets or liabilities and no goodwill or other intangible assets were recorded. The Aria Merger was accounted for using the acquisition method of accounting with Aria deemed to be the acquiree for accounting purposes. The Company also determined that Aria is the Company’s predecessor and therefore has included the historical financial statements of Aria as predecessor beginning on page 36.
Principles of Consolidation
As the Company completed its Business Combinations on September 15, 2021, these unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and as of December 31, 2021 include the assets, liabilities and results of operations of the combined results of the businesses of Legacy Archaea and Aria as operated by the Company after the Business Combinations; whereas, the unaudited results of operations prior to the September 15, 2021 reverse recapitalization are those of Legacy Archaea, the accounting acquirer.
The Company has determined that Opco is a VIE and the Company is the primary beneficiary. Therefore, the Company consolidates Opco, and ownership interests of Opco not owned by the Company are reflected as redeemable noncontrolling interests due to certain features of the redemption right. See “Note 15 - Redeemable and Nonredeemable Noncontrolling Interest and Stockholders’ Equity.” Entities that are majority-owned by Opco are consolidated. Certain investments in entities are accounted for as equity method investments and included separately in the Company’s consolidated balance sheets.
The Company has determined that the Lightning JV is a VIE and the Company is the primary beneficiary; therefore, the Company consolidates the Lightning JV. The ownership interests of the Lightning JV not owned by the Company are reflected as nonredeemable noncontrolling interests. See “Note 4 - Business Combinations and Reverse Recapitalization.”
All intercompany balances and transactions have been eliminated.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company generates revenues from the production and sales of RNG, Power, and associated Environmental Attributes, as well as from the performance of other landfill energy operations and maintenance (“O&M”) services and construction management (“EPC”) services. The Company also manufactures and sells customized pollution control equipment and performs associated maintenance agreement services. Prior to the January 1, 2022 adoption of ASC 842 - Leases as discussed in “Note 3 - Recently Issued and Adopted Accounting Standards,” a portion of the Company’s revenue was accounted for under ASC 840 - Leases and a portion under ASC 606 - Revenue from Contracts with Customers based on requirements of GAAP. Under ASC 840, lease revenue is recognized generally upon delivery of RNG and electricity. Under ASC 606, revenue is recognized when (or as) the Company satisfies its performance obligation(s) under the contract by transferring the promised product or service either when (or as) its customer obtains control of the product or service, including RNG, electricity and their related Environmental Attributes. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. A contract’s transaction price is allocated to each distinct performance obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products or services. Based on the terms of the related sales agreements, the amounts recorded under ASC 840 as lease revenue are generally consistent with revenue recognized under ASC 606. After the January 1, 2022 adoption of ASC 842, revenue is accounted for solely under ASC 606 as our facilities no longer meet the definition of leased assets under ASC 842.
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
NOTE 4 – Business Combinations and Reverse Recapitalization
INGENCO Acquisition
On July 15, 2022, the Company paid $230.5 million to acquire 100% of the ownership interest of INGENCO, pursuant to the Purchase and Sale Agreement dated April 26, 2022, and to retire INGENCO’s outstanding debt. At the acquisition date, INGENCO owned 14 LFG to renewable electricity facilities. INGENCO was purchased to increase the Company’s backlog of RNG development opportunities.
Total consideration was determined to be as follows:

(in thousands)	As of July 15, 2022
Cash consideration	$221,034
Repayment of INGENCO debt at closing	9,511
Total purchase price consideration	$230,545
The INGENCO acquisition represented the acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. Certain data to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of certain assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. The following table sets forth the preliminary allocation of the consideration.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	As of July 15, 2022
Fair value of assets acquired
Cash and cash equivalents	$919
Account receivable – net	6,028
Prepaid expenses and other current assets	322
Inventory	7,478
Property, plant and equipment, net	41,344
Intangible assets, net	166,700
Operating lease right-of-use assets	916
Other non-current assets	258
Goodwill	17,992
Amount attributable to assets acquired	$241,957

Fair value of liabilities assumed
Accounts payable	$2,853
Accrued and other current liabilities	2,042
Below-market contracts	1,140
Long-term operating lease liabilities	715
Other long-term liabilities	4,662
Amount attributable to liabilities assumed	11,412
Net assets acquired	230,545
Total INGENCO acquisition consideration	$230,545
Intangible assets acquired, and their related weighted-average amortization periods, are as follows:

(in thousands)	As of July 15, 2022	Weighted- Average Amortization Period
Biogas rights agreements	$164,580	17.0 years
Power purchase contracts	$2,120	7.9 years
The goodwill is primarily attributable to the expected synergies Archaea believes will be created as a result of the combined companies, the ability to enhance INGENCO’s current electric production facilities, and the ability to add RNG production facilities to existing INGENCO sites. Archaea expects a majority, if not all, of the goodwill to be assigned to the RNG reporting unit upon finalizing the purchase price allocation. For tax purposes, the INGENCO acquisition was a taxable asset acquisition, and as such, there are no deferred taxes recorded at the acquisition date.
Included in the consolidated statement of operations for both the three and nine months ended September 30, 2022 are revenues of $10.4 million and net income of $1.0 million related to INGENCO for the period from the acquisition date on July 15 through September 30, 2022. The Company also recognized transaction costs of $0.4 million and $3.1 million, mainly consisting of legal, consulting, and other professional fees, during the three and nine months ended September 30, 2022, respectively, related to the acquisition of INGENCO.
Formation of the Lightning JV
On May 5, 2022, the Company and Republic Services, Inc. (“Republic”) announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
for a variety of applications. The Company holds a 60% ownership interest in the Lightning JV, and the Company’s initial capital funding of $222.5 million was paid into the Lightning JV on July 5, 2022. Republic holds a 40% noncontrolling ownership interest in the Lightning JV and has contributed cash of $88.5 million and landfill gas rights recorded at an estimated fair value of $184.2 million. Republic’s noncontrolling interest estimated fair value was determined based on the fair value of their initial cash capital funding and landfill gas rights contribution. Concurrent with and utilizing the initial capital funding, the Lightning JV completed the acquisition of landfill gas rights and underlying assets at an additional Republic-owned landfill for $37.9 million, bringing the total number of RNG development projects within the Lightning JV to 40.
The Company has determined that the Lightning JV is a VIE and the Company is the primary beneficiary; therefore, the Company consolidates the Lightning JV. The assets of the Lightning JV cannot be used by the Company for general corporate purposes and are included in and disclosed parenthetically on the Company’s consolidated balance sheets. The Lightning JV’s creditors have no recourse to the Company’s assets or general credit, and the carrying amounts of liabilities related to the Lightning JV are included in and disclosed parenthetically on the Company’s consolidated balance sheets.
Included in the consolidated statement of operations for both the three and nine months ended September 30, 2022 are revenues of $0.1 million and net losses of $5.0 million related to the Lightning JV. The Company recognized transaction costs of $5.1 million and $5.5 million, mainly consisting of legal, consulting, and other professional fees, during the three and nine months ended September 30, 2022, respectively, related to the formation of the Lightning JV.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – Revenues
The following table disaggregates revenue by significant product type and operating segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue by Product Type
RNG, including RINs and LCFS credits	$69,976	$5,525	$159,859	$6,346
RNG O&M service (1)	280	110	812	110
Power, including RECs	27,038	5,125	58,796	7,363
Power O&M service (1)	1,083	156	3,061	156
Equipment and associated services	2,567	865	6,589	4,588
Other (1)	1,327	—	1,733	—
Total	$102,271	$11,781	$230,850	$18,563

Revenue by Operating Segment
RNG	$70,256	$5,635	$160,671	$6,456
Power	28,121	5,281	61,857	7,519
Corporate and Other	3,894	865	8,322	4,588
Total	$102,271	$11,781	$230,850	$18,563
_____________________________________________
(1) Includes revenues earned from the Company’s equity method investment joint ventures, see “Note 20 - Related Party Transactions.”
Contract Assets and Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from equipment sales projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to customers, as the amounts cannot be billed under the terms of the contracts. There were no credit allowances for contract assets as of September 30, 2022 or December 31, 2021. Contract liabilities from contracts arise when amounts invoiced to customers exceed revenues from equipment sales recognized under the cost-to-cost measure of progress. Contract liabilities also include advanced payments from customers on certain equipment contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when such revenue is expected to be recognized.
Contract assets and liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Contract assets (included in Prepaid expenses and other current assets)	$1,540	$87
Contract liabilities (included in Accrued and other current liabilities)	$(1,457)	$(505)
During the nine months ended September 30, 2022, the increase in contract assets was primarily the result of unbilled revenues under the terms of new equipment sales contracts, and the increase in contract liabilities was primarily due to the timing of milestone billings in advance of revenues recognized, offset in part by revenues recognized that were included in December 31, 2021 contract liabilities.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Costs to Obtain Customer Contracts
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer when the economic benefit and amortization period exceeds one year. Only those costs that are directly related to the acquisition of customer contracts and that would not have been incurred if the customer contract had not been obtained are deferred as assets. As of September 30, 2022, $3.7 million in incremental customer contract acquisition costs was recognized as other non-current assets, and the amortization expense related to these costs was $0.1 million for both the three and nine months ended September 30, 2022.
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations
Remaining unsatisfied performance obligations as of September 30, 2022 relate to certain of the Company’s RNG and Environmental Attributes contracts. The Company applies the optional exemptions in ASC 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Firm contracts for fixed-price, fixed-quantity sales of RNG and Environmental Attributes based on minimum contractual volumes are reflected in the table below when their original expected term is in excess of one year. The following table summarizes the revenue the Company expects to recognize over next 21 years on these firm sales contracts as of September 30, 2022:

(in thousands)
Remainder of 2022	$19,729
2023-2024	262,926
2025-2026	430,193
2027-2028	441,060
2029-2030	434,641
2031-2032	418,453
Thereafter	1,842,870
Total	$3,849,872
NOTE 6 – Property, Plant and Equipment
Property, plant and equipment consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$362,224	$285,718
Buildings and improvements	18,064	16,039
Furniture and fixtures	3,296	1,176
Construction in progress (1)	239,223	55,039
Land	585	246
Total cost	623,392	358,218
Less accumulated depreciation	(27,280)	(7,635)
Property, plant and equipment, net	$596,112	$350,583
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the original Mavrix, LLC Contribution Agreement dated September 30, 2017, the Company is required to make an earn-out payment to its joint venture partner holding the other 50% membership in Mavrix in an amount up to $9.55 million. The earn-out payment represents additional consideration for the Company’s equity interest in Mavrix and is based on the performance of certain projects owned by Mavrix through the earn-out period, which ended September 30, 2022. In February 2022, the Mavrix, LLC Contribution Agreement was amended to exclude certain upgrade and optimization capital expenditures incurred for one specific project from the earn-out calculation and to add a maintenance expenditure cap. In September 2022, the Mavrix, LLC Contribution Agreement was amended a second time to exclude optimization capital expenditures for an additional project and clarify inclusion of certain control room capital expenditures for the final earn-out calculation. Based on the amended terms, the Company has accrued a liability of $7.9 million related to the earn-out payment as of September 30, 2022, and this amount is reflected in the accompanying balance sheet in accrued and other current liabilities. The calculated earn-out amount has been agreed to by the joint venture partner and is expected to be paid in the first quarter of 2023.

The summarized financial information for the Mavrix and SGP equity method investments is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Assets	$232,762	$203,864
Liabilities	58,463	15,477
Net assets	$174,299	$188,387
Company’s share of equity in net assets	$87,150	$94,194

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$28,960	$4,786	$80,985	$4,786
Net income	$11,333	$2,259	$29,769	$2,259
Company’s share of net income	$5,666	$1,130	$14,885	$1,130
The Company’s carrying values of the Mavrix and SGP investments also include basis differences totaling $151.4 million as of September 30, 2022 primarily as a result of the fair value measurements recorded as part of the Aria Merger. Amortization of the basis differences reduced equity investment income by $2.6 million and $7.7 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million for both the three and nine months ended September 30, 2021.
On December 30, 2021, the Company entered into a new joint venture. The Company contributed $7.5 million in cash in 2021 into this newly created entity, Saturn Renewables LLC ("Saturn"), in exchange for a 50% interest, and the joint venture acquired gas rights at two landfill sites to develop RNG facilities. The Company is the operator of Saturn’s day-to-day operations and accounts for its investment in Saturn using the equity method. The Company has contributed an additional $8.0 million to the Saturn joint venture during the nine months ended September 30, 2022, and the carrying value of Saturn was $15.5 million as of September 30, 2022.
In addition, the Company also owns several smaller investments accounted for using the equity method of accounting totaling $7.0 million and $7.1 million as of September 30, 2022 and December 31, 2021, respectively.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – Goodwill and Intangible Assets
Goodwill
At September 30, 2022 and December 31, 2021, the Company had goodwill of $47.8 million and $29.2 million, respectively, all of which is allocated to the RNG segment. The goodwill is primarily associated with the acquisitions of Aria and INGENCO. As discussed in “Note 4 - Business Combinations and Reverse Recapitalization,” changes in goodwill during the nine months ended September 30, 2022 include an increase of $18.0 million related to the INGENCO acquisition and an increase of $0.6 million related to finalizing the Aria Merger allocation. The Company performs its annual impairment testing on October 1 of each year or as circumstances change or necessitate. There have been no material changes related to the Company’s impairment assessments since its fiscal year ended December 31, 2021.
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
Intangible assets consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$994,170	$31,387	$962,783
Electricity off-take agreements	28,631	3,202	25,429
O&M contracts	8,620	604	8,016
RNG purchase contract	10,290	6,956	3,334
Trade names and customer relationships	500	275	225
Total	$1,042,211	$42,424	$999,787

(in thousands)	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net
Biogas rights agreements	$603,868	$8,237	$595,631
Electricity off-take agreements	26,511	749	25,762
O&M contracts	8,620	173	8,447
RNG purchase contract	10,290	1,959	8,331
Trade names and customer relationships	500	200	300
Total	$649,789	$11,318	$638,471
Total amortization expense was approximately $9.6 million and $26.1 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $1.8 million for the three and nine months ended September 30, 2021, respectively, excluding the $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million for both the three and nine months ended September 30, 2021, of amortization of the RNG purchase contract that is amortized to cost of energy.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below-Market Contracts
As a result of the Aria Merger and INGENCO acquisition, the Company assumed certain fixed-price sales contracts that were below current and future market prices at the respective closing dates. The contracts were recorded at fair value and are classified as other long-term liabilities on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$15,490	$131,500
Power off-take agreement	1,140	14	1,126
Total	$148,130	$15,504	$132,626

	December 31, 2021
	Gross Liability	Accumulated Amortization	Net
Gas off-take agreements	$146,990	$4,360	$142,630
The below-market contract amortization was $3.7 million and $11.1 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million for both the three and nine months ended September 30, 2021, and was recognized as an increase to revenues since it relates to the sale of RNG, Power and related Environmental Attributes.
NOTE 9 – Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Accrued expenses	$52,244	$16,638
Accrued capital expenditures	17,509	16,609
Derivative liabilities	402	771
Payroll and related costs	9,817	7,683
Accrued interest	3,827	738
Contract liabilities	1,457	505
Other current liabilities	8,438	3,335
Total	$93,694	$46,279
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had outstanding borrowings under the Term Loan of $397.5 million at an interest rate of 5.88% and under the Revolver of $395.0 million at a weighted-average interest rate of 5.46% as of September 30, 2022. The Company had issued letters of credit under the Credit Facilities of $26.1 million, resulting in available borrowing capacity of $278.9 million under the Revolver as of September 30, 2022.
The Company’s outstanding debt consists of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Credit Agreement, as amended - Term Loan	$397,500	$218,625
Credit Agreement, as amended - Revolver	395,000	—
Wilmington Trust – 4.47% Term Note	60,828	60,828
Wilmington Trust – 3.75% Term Note	68,174	72,542
	921,502	351,995
Less unamortized debt issuance costs	(9,558)	(9,221)
Long-term debt less debt issuance costs	911,944	342,774
Less current maturities, net	(24,120)	(11,378)
Total long-term debt, net	$887,824	$331,396
Scheduled future maturities of long-term debt principal amounts are as follows:

(in thousands)
Remainder of 2022	$6,509
2023	26,108
2024	26,371
2025	26,598
2026	734,357
Thereafter	101,559
Total	$921,502
Fair Value of Debt
The Company estimates the fair value of fixed-rate term loans based on quoted market yields for similarly rated debt instruments in an active market, which are considered a Level 2 input in the fair value hierarchy. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Company’s outstanding debt was approximately $874.2 million and $353.1 million, respectively.
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

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Operating lease expense is generally recognized on a straight-line basis over the lease term unless another method better represents the pattern that benefit is expected to be derived from the right to use the underlying asset. For the three and nine months ended September 30, 2022, the Company recognized total lease costs of $1.0 million and $2.7 million, respectively, which was comprised of $0.4 million and $1.1 million, respectively, in operating lease costs for ROU assets, and $0.7 million and $1.6 million, respectively, of short-term operating lease expense. For the three and nine months ended September 30, 2021, the Company recognized rent expense of $0.5 million and $0.9 million, respectively.
The Company also entered into a related-party office lease as a result of its acquisition of an interest in Gulf Coast Environmental Services, LLC in 2020. During the nine months ended September 30, 2022, the Company recognized rent expense of $70 thousand under this related-party lease which expired on May 1, 2022. For the three and nine months ended September 30, 2021, the Company recognized rent expense of $53 thousand and $0.2 million, respectively, under this related-party lease.
Supplemental information related to the Company’s ROU assets and related operating lease liabilities were as follows:

(in thousands)	Nine Months Ended September 30, 2022
Operating cash outflows for operating leases	$1,346
Weighted-average remaining lease term (in years)	7.6
Weighted-average discount rate	5.5%
In 2021, the Company entered into a new corporate office lease with a commitment of approximately $8.1 million that has not commenced as of September 30, 2022 and, therefore, has not been recognized on the Company’s consolidated balance sheet. This operating lease is expected to commence in the first half of 2023 with a lease term of 11 years.
As of September 30, 2022, future lease payments under the Company’s operating leases that have commenced are as follows:

(in thousands)
Remainder of 2022	$365
2023	1,161
2024	1,158
2025	1,149
2026	1,101
Thereafter	3,479
Total future lease payments	8,413
Less portion representing imputed interest	(1,517)
Total operating lease liabilities	$6,896
NOTE 12 – Commitments and Contingencies
Commitments
The Company has various long-term contractual commitments pertaining to its biogas rights agreements. Excluding the

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTE 13 – Derivative Instruments
Warrant Liabilities
In June and September 2022, a total of 1,635,936 Private Placement Warrants were exercised on cashless basis at an exercise price of $11.50 per share in exchange for a total of 695,124 shares of Class A Common Stock. As of September 30, 2022, 5,135,064 Private Placement Warrants remain outstanding, and each is exercisable to purchase one share of Class A Common Stock or, in certain circumstances, one Class A Opco Unit and corresponding share of Class B Common Stock. The Private Placement Warrants expire on September 15, 2026, or earlier upon redemption or liquidation. Private Placement Warrants are nonredeemable so long as they are held by the initial purchasers or their permitted transferees. The outstanding Private Placement Warrants continue to be held by the initial purchasers or their permitted transferees as of September 30, 2022. See “Note 21 - Subsequent Events” for the effects of the Merger on the Private Placement Warrants.
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
The fair value of the Private Placement Warrants is estimated using the Black-Scholes option pricing model (a Level 3 measurement).
The Company used the following assumptions to estimate the fair value of the Private Placement Warrants:

	September 30, 2022	December 31, 2021
Stock price	$18.01	$18.28
Exercise price	$11.50	$11.50
Volatility	51.0%	46.0%
Expected term (in years)	4.0	4.7
Risk-free interest rate	4.1%	1.2%
The change in the fair value of the warrant liabilities is recognized in gain (loss) on warrants and derivative contracts in the consolidated statement of operations. The changes in the warrant liabilities for the nine months ended September 30, 2022 are as follows:

(in thousands)
Warrant liabilities as of December 31, 2021	$67,290
Change in fair value	(2,306)
Less fair value of warrants exercised	(11,836)
Warrant liabilities as of September 30, 2022	$53,148

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Natural Gas Swap
In conjunction with the Business Combinations, the Company assumed a natural gas variable to fixed priced swap agreement entered into by Aria. The Company is the fixed price payer under the swap agreement that provides for monthly net settlements through the termination date of June 30, 2023. The agreement was intended to manage the risk associated with changing commodity prices. The agreement has a remaining notional of 163,800 MMBtu as of September 30, 2022.
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
Interest Rate Swap
In December 2021, the Company entered into an interest rate swap (the “2021 Swap”) with a three-year term for a notional amount beginning at $109.3 million and declining over the term. The 2021 Swap locked in payments of a fixed interest rate of 1.094% in exchange for a floating interest rate that resets monthly based on LIBOR. As discussed in “Note 10 - Debt,” the Company amended its Revolving Credit and Term Loan Agreement to increase the Term Loan commitment to $400 million on June 30, 2022. The 2021 Swap was terminated effective September 16, 2022 as it no longer met the requirements of the amended Revolving Credit and Term Loan Agreement, and the Company received a termination payment of $6.3 million to settle the fair value of the related derivative asset at the termination date. Concurrently, the Company entered into a new interest rate swap (the “2022 Swap”) with a three-year term for a notional amount beginning at $198.8 million as of September 1, 2022 and declining over the term to $171.3 million at the termination date. The 2022 Swap locked in payments of a fixed interest rate of 3.774% in exchange for a floating interest rate that resets monthly based on SOFR.

The 2021 Swap and 2022 Swap are not designated as hedging instruments, and net gains and losses are recognized currently in gain (loss) on warrants and derivative contracts.
The following summarizes the balance sheet classification and fair value of the Company’s derivative instruments as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets
Natural gas swap asset	$274	$—
Interest rate swap asset	852	—
Other non-current assets
Interest rate swap asset	736	439
Total derivative assets	$1,862	$439
Accrued and other current liabilities
Natural gas swap liability	$34	$44
Interest rate swap liability	368	727
Derivative liabilities
Natural gas swap liability	—	134
Interest rate swap liability	201	—
Warrant liabilities	53,148	67,290
Total derivative liabilities	$53,751	$68,195

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the income statement effect of gains and losses related to warrants and derivative instruments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gain (loss) on natural gas swap contract	$287	$64	$857	$64
Gain (loss) on interest rate swap contract	2,806	—	7,412	—
Gain (loss) on warrant liabilities	(10,698)	(10,477)	2,306	(10,477)
Total	$(7,605)	$(10,413)	$10,575	$(10,413)
NOTE 14 – Fair Value Measurements
Fair Values - Recurring
The following table summarizes the outstanding derivative instruments and the fair value hierarchy for the Company’s derivative assets and liabilities that are required to be measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2022
Assets
Natural gas swap	$—	$274	$—	$274
Interest rate swap	—	1,588	—	1,588
Liabilities
Natural gas swap	$—	$34	$—	$34
Interest rate swap	—	569	—	569
Warrant liabilities	—	—	53,148	53,148

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2021
Assets
Interest rate swap	$—	$439	$—	$439
Liabilities
Natural gas swap	$—	$178	$—	$178
Interest rate swap	—	727	—	727
Warrant liabilities	—	—	67,290	67,290
Financial Instruments Fair Value
As of September 30, 2022 and December 31, 2021, the fair value of other financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, and accrued and deferred expenses approximate the carrying values because of the short-term maturity of those items. See “Note 10 - Debt” for the fair value of the Company’s debt.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2022 and the year ended December 31, 2021.
NOTE 15 – Redeemable and Nonredeemable Noncontrolling Interest and Stockholders’ Equity
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest relates to Class A Opco Units, including units issued in connection with the Business Combinations and units owned by the Sponsor (or their transferees), Atlas or the Company’s directors. As of September 30, 2022, the Company directly owned approximately 67.6% of the interest in Opco and the redeemable noncontrolling interest was 32.4%. As of December 31, 2021, the Company owned approximately 54.5% of the interest in Opco and the redeemable noncontrolling interest was 45.5%. Holders of Class A Opco Units other than Archaea own an equal number of shares of Class B Common Stock and have a redemption right, subject to certain limitations, to redeem Class A Opco Units and a corresponding number of shares of Class B Common Stock for, at Opco’s option, (i) shares of Class A Common Stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. Due to the cash redemption provisions of the redemption right, the Company has accounted for the redeemable noncontrolling interest as temporary equity.
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
The following is a summary of Class A Common Stock and Class B Common Stock activity for the nine months ended September 30, 2022:

(in shares)	Class A Common Stock	Class B Common Stock
Balance at December 31, 2021	65,122,200	54,338,114
Issued for warrant exercises	695,124	—
Exchange of Class B Common Stock for Class A Common Stock	15,285,446	(15,285,446)
Issued for vested RSUs	317,572	—
Shares issued to vendor	172,295	—
Outstanding at September 30, 2022	81,592,637	39,052,668
Nonredeemable Noncontrolling Interests
As discussed in “Note 4 - Business Combinations and Reverse Recapitalization,” the Company owns a 60% controlling interest in the Lightning JV. Nonredeemable noncontrolling interests on the Company’s consolidated balance sheets represent the carrying value of the 40% equity ownership in the Lightning JV that is not attributable to the Company.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – Share-Based Compensation
In connection with Business Combinations, the Company adopted the 2021 Omnibus Incentive Plan (the “Plan”). The Company may grant restricted stock, RSUs, incentive and non-qualified stock options, stock appreciation rights, performance awards, stock awards and other stock-based awards to officers, directors, employees and consultants under the terms of the Plan. There are 11.3 million shares authorized under the Plan and approximately 9.4 million shares remain available for future issuance as of September 30, 2022. The Company determines the grant-date fair value of its RSUs using the fair market value of its stock on the grant date, unless the awards are subject to market-based vesting conditions, in which case the Company utilizes a Monte Carlo simulation model to determine the grant-date fair value. The Company recognizes compensation expense equal to the grant-date fair value for all equity awards that are expected to vest. This expense is recognized as compensation expense on a straight-line basis over the requisite service period, which is the vesting period. The Company has elected to account for forfeitures of awards granted under the Plan as they occur in determining compensation expense.

In July 2022, certain executives and employees entered into the Company’s Executive Severance Plan. In the event of a qualifying termination or change of control termination, the Executive Severance Plan provides the eligible employees immediate vesting rights to all or a portion of their unvested share-based awards. This Executive Severance Plan modified the eligible employees’ unvested share-based awards, but there was no incremental cost related to this modification.
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
In August 2022, the Company issued a total of 172,295 RSUs vesting immediately, with a settlement date fair value of $2.9 million, to a consultant to settle the accrued liability related to costs to obtain customer contracts. See “Note 5 - Revenues” for discussion of accounting treatment.
During the nine months ended September 30, 2022, the Company granted a total of 713,533 RSUs to its executives and employees, and these RSUs generally vest over a three-year period. These RSUs will be subject to forfeiture restrictions and cannot be sold, transferred, or disposed of during the restriction period.
The table below summarizes RSU activity for the nine months ended September 30, 2022:

	RSUs	Weighted- Average Grant Date Fair Value (per unit)
Outstanding at December 31, 2021	851,020	$17.23
Granted	926,856	$20.93
Vested (1)	(627,653)	$17.18
Forfeited	(180,350)	$18.51
Outstanding at September 30, 2022	969,873	$20.57
__________________________________________
(1) Vested RSUs include 129,394 units that were not converted into Class A Common Stock due to net share settlements to cover employee withholding taxes.
For the three and nine months ended September 30, 2022, the Company recognized a total of $3.0 million and $11.1 million, respectively, of share-based compensation expense related to RSUs, including $2.9 million of incremental share-based compensation expense for the February 2022 modifications, and $0.5 million of share-based compensation

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
expense related to RSUs for both the three and nine months ended September 30, 2021. At September 30, 2022, there was $16.6 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Bonus RSUs Program
In September 2022, the compensation committee of the Company’s board of directors authorized an optional program that permits employees to elect to receive all or half of their earned 2022 annual bonuses, otherwise payable in cash, in the form of RSUs vesting immediately at the bonus payment date, with an additional 5% to 15% compared to the employee’s cash bonus amount. Obligations under this program are accounted for as liabilities, and all awards under the annual bonus RSUs program are expected to be settled during the three months ending March 31, 2023. The accrued liabilities for the RSU portion of the bonus program was $5.8 million as of September 30, 2022.
Performance-Based RSUs
During the nine months ended September 30, 2022, the Company granted a total of 376,028 performance-based RSUs (“PSUs”) to its senior executives and certain other high-level employees. Each grant award reflects a target number of PSUs that may be issued to the award recipient. These PSUs vest on March 1, 2025 following the completion of a three-year performance period ending December 31, 2024. The performance criteria consist of the market-based Absolute Total Shareholders Return (“ATSR”) and the performance-based Average Cash Return on Investment (“ACRI”). Depending on the results achieved during the three-year performance period, the actual number of PSUs that an award recipient receives at the end of the vesting period may range from 0% to 200% of the target PSUs granted. For the Executive Severance Plan participants, all or a portion of the PSUs immediately vest upon qualifying termination or change of control termination.
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
The fair value of the ATSR market-based performance objective was determined using Monte Carlo simulations with the following weighted-average assumptions:

Stock price	$22.44
Volatility	49.0%
Risk-free interest rate	2.6%
Grant date fair value per target ATSR PSU	$28.10
Separately, based on a subjective assessment of our future financial performance over the performance period, the Company determines quarterly the probable level of performance for the ACRI criteria. The Company starts recording compensation expense when the ACRI become probable of achievement and compensation expense is recorded based on the probable outcome of the ACRI performance conditions. Based on the Company’s subjective assessment as of September 30, 2022, the 100% payout rate of ACRI performance is probable of being achieved; accordingly, the Company recognized expense based on this target level.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes PSU activity for the nine months ended September 30, 2022:

	PSUs	Weighted- Average Grant Date Fair Value (per unit)
Outstanding at December 31, 2021	—	$—
Granted	376,028	$26.39
Vested	(4,737)	$26.84
Forfeited	(18,521)	$26.84
Outstanding at September 30, 2022	352,770	$26.36
For the three and nine months ended September 30, 2022, the Company recognized a total of $0.9 million and $1.7 million, respectively, of share-based compensation expense related to these PSUs. At September 30, 2022, there was $7.8 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a weighted-average period of approximately 2.4 years.
Series A Incentive Plan
Legacy Archaea adopted a Series A Incentive Plan in 2018 to provide economic incentives to select employees and other service providers in order to align their interests with equity holders of Legacy Archaea. Under the original terms of the awards, all unvested Series A units outstanding were vested upon Closing of the Business Combinations.
For the three and nine months ended September 30, 2021, Legacy Archaea recognized compensation expense of $2.1 million and $2.3 million, respectively, related to Series A units awards. As a result of the Business Combinations, the Series A Incentive Plan is no longer applicable to the Company.
NOTE 17 – Provision for Income Tax
Archaea Energy Inc. is organized as a Subchapter C corporation and, as of September 30, 2022, is a 67.6% owner of LFG Acquisition Holdings LLC. LFG Acquisition Holdings LLC is organized as a limited liability company and treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such, is generally not subject to any U.S. federal and state entity-level income taxes with the exception of two subsidiary Subchapter C corporations and certain limited state jurisdictions.
The Company recognized federal and state income tax expense of $57 thousand and $186 thousand for the three and nine months ended September 30, 2022, respectively. The Company did not record a tax provision for the three and nine months ended September 30, 2021 primarily due to Archaea Energy LLC's status as a pass-through entity for U.S. federal income tax purposes.
The effective tax rates were (0.52)% and (1.62)% for the three and nine months ended September 30, 2022, respectively, and 0% for both the three and nine months ended September 30, 2021. The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2022, and the U.S. statutory tax rate of 21% was primarily due to a full valuation allowance recorded on the Company’s net U.S. and state deferred tax assets, income (loss) from pass-through entities not attributable to Class A Common Stock, and state and local taxes. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2022, the Company determined it is not more likely than not the Company’s net deferred tax assets will be realized due to significant negative evidence such as cumulative losses and continues to maintain a full valuation allowance. There are no unrecognized tax benefits recorded as of September 30, 2022 and December 31, 2021.
Archaea is analyzing the relevant sections of the recently passed Inflation Reduction Act to determine what, if any, impact it may have on the 2022 financial statements. The Company does not anticipate a material impact on year-to-date activity as of September 30, 2022.
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
The following provides a reconciliation between basic and diluted EPS attributable to Class A Common Stock for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) attributable to Class A Common shares - basic	$(14,991)	$(7,011)	$(11,468)	$(7,011)
Less gain in fair value of Private Placement Warrants	—	—	(2,306)	—
Net income (loss) attributable to Class A Common shares - diluted	$(14,991)	$(7,011)	$(13,774)	$(7,011)

Weighted average number of Class A Common shares outstanding - basic	81,045	52,847	76,035	52,847
Effect of dilutive Private Placement Warrants	—	—	2,508	—
Weighted average number of Class A Common shares outstanding - diluted	81,045	52,847	78,543	52,847
Net income (loss) per share of Class A Common Stock
Basic	$(0.18)	$(0.13)	$(0.15)	$(0.13)
Diluted	$(0.18)	$(0.13)	$(0.18)	$(0.13)
For the three months ended September 30, 2022, weighted-average total warrants of 6,094,812 and RSUs and PSUs of 1,430,225, and for the nine months ended September 30, 2022, weighted-average RSUs and PSUs of 1,223,249 were excluded from the diluted Class A Common Stock shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, weighted-average total warrants of 18,883,492 and RSUs of 140,000 were excluded from the diluted Class A Common Stock shares as their effect would have been anti-dilutive.
NOTE 19 – Segment Information
The Company’s two reporting segments for the three and nine months ended September 30, 2022 and 2021 are RNG and Power. The Company’s chief operating decision maker evaluates the performance of its segments based on operational measures including revenues, net income and EBITDA.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following summarizes selected financial information for the Company’s reporting segments:

(in thousands)	RNG	Power	Corporate and Other	Total
Three months ended September 30, 2022
Revenue and other income	$73,857	$27,366	$3,770	$104,993
Intersegment revenue	—	1,161	(1,161)	—
Total revenue and other income	73,857	28,527	2,609	104,993
Equity investment income, net	2,547	398	—	2,945
Net income (loss)	17,762	3,249	(45,246)	(24,235)
Interest expense	1,454	—	9,121	10,575
Depreciation, amortization and accretion	11,104	5,602	266	16,972
Income tax expense	5	6	46	57
EBITDA	$30,325	$8,857	$(35,813)	$3,369
Nine months ended September 30, 2022
Revenue and other income	$171,480	$59,307	$8,322	$239,109
Intersegment revenue	—	3,938	(3,938)	—
Total revenue and other income	171,480	63,245	4,384	239,109
Equity investment income, net	6,091	976	—	7,067
Net income (loss)	42,188	6,523	(73,494)	(24,783)
Interest expense	3,448	—	13,493	16,941
Depreciation, amortization and accretion	31,178	11,333	680	43,191
Income tax expense	5	6	175	186
EBITDA	$76,819	$17,862	$(59,146)	$35,535

September 30, 2022
Goodwill	$47,833	$—	$—	$47,833

Three months ended September 30, 2021
Revenue and other income	$5,963	$5,158	$865	$11,986
Intersegment revenue	—	12	(12)	—
Total revenue and other income	5,963	5,170	853	11,986
Net income (loss)	28	(320)	(23,885)	(24,177)
Interest expense	(18)	—	1,604	1,586
Depreciation, amortization and accretion	1,906	1,204	32	3,142
EBITDA	$1,916	$884	$(22,249)	$(19,449)
Nine months ended September 30, 2021
Revenue and other income	$6,785	$7,395	$4,588	$18,768
Intersegment revenue	—	12	(12)	—
Total revenue and other income	6,785	7,407	4,576	18,768
Net income (loss)	(1,538)	(2,150)	(30,918)	(34,606)
Interest expense	2	—	1,604	1,606
Depreciation, amortization and accretion	2,121	1,834	122	4,077
EBITDA	$585	$(316)	$(29,192)	$(28,923)

December 31, 2021
Goodwill	$29,211	$—	$—	$29,211

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – Related Party Transactions
Assai Energy, LLC (“Assai”) (a wholly owned subsidiary of the Company) entered into a construction service and project guarantee agreement with Noble Environmental Specialty Services, LLC (“NESS”) (a wholly owned subsidiary of Noble). This agreement is considered to be a related party transaction due to the owners of NESS also being certain officers of the Company. NESS was responsible for constructing an RNG plant located at the Keystone Landfill, near Scranton, PA. The total contract price for the EPC contract is $19.9 million, which has been fully paid. The Company also reimbursed NESS $6.7 million for costs outside the EPC contract related to additional capital costs for the Assai project. NESS billed an additional $4.2 million in capital project change orders and associated labor costs, and this amount has been capitalized to property, plant and equipment and is included in accounts payable - trade as of September 30, 2022.
The Company provides O&M and construction services for facilities owned by certain of its joint ventures and recognized associated revenues of $1.7 million and $2.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had related party balances with certain of its joint ventures including a receivable of $0.6 million.
In 2020, the Company entered into Master Services Agreement and Development and Marketing Agreement with Lutum Technologies LLC (“Lutum”), a joint venture with 20% ownership by the Company. The Company has paid zero and $0.7 million to Lutum for the three and nine months ended September 30, 2022, respectively.
NOTE 21 – Subsequent Events
On October 16, 2022, the Company and Opco entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and Opco Merger Sub will merge with and into Opco with Opco continuing as the surviving company and a wholly owned subsidiary of Parent.
The Company’s board of directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.
As a result of the Merger, (i) at the Effective Time, each share of Class A Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Class A Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Delaware law) will automatically be converted into the right to receive the Per Share Price in cash, subject to applicable withholding taxes, and (ii) at the Opco Merger Effective Time, each Class A Opco Unit outstanding immediately prior to the Opco Merger Effective Time that is held by a holder other than the Company or any of its subsidiaries will automatically be converted into the right to receive the Per Share Price in cash, subject to applicable withholding taxes. Also, at the Effective Time, each share of Class B Common Stock will be automatically cancelled and extinguished without any conversion thereof or consideration paid therefor.
Immediately following the Opco Merger Effective Time, each of the outstanding Private Placement Warrants will be redeemed for cash in accordance with the terms of the Warrant Agreement, as amended in connection with the Company’s entry into the Merger Agreement, which provides that immediately following the Opco Merger Effective Time, each Private Placement Warrant that is issued and outstanding immediately prior to the Effective Time will be automatically redeemed for the right to receive an amount, in cash, equal to (i) the Per Share Price minus (ii) the Warrant Price (as defined in the Warrant Agreement and which is currently $11.50) as reduced pursuant to the calculation provided in Section 4.4 of the Warrant Agreement, without interest.

ARCHAEA ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
If the Merger is consummated, the Class A Common Stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act. Completion of the Merger is subject to certain closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Common Stock (the “Requisite Stockholder Approval”), (ii) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approvals and clearances by the Federal Energy Regulatory Commission (“FERC”) and (iv) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Merger and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). Subject to the satisfaction or waiver of such closing conditions, the parties are targeting closing the Merger by the end of 2022.
The Merger Agreement contains certain customary termination rights for the Company and Parent, including (i) if the Company Merger is not consummated by 11:59 p.m., New York City time, on July 16, 2023 (subject to an automatic extension until October 16, 2023 under certain circumstances for the purpose of obtaining certain regulatory approvals, in either case, the “Termination Date”), (ii) if the Requisite Stockholder Approval is not obtained, (iii) if the other party breaches its representations, warranties or covenants in a manner that would cause the conditions to the closing set forth in the Merger Agreement to not be satisfied and fails to cure such breach or (iv) if any legal restraint prohibiting the consummation of the Merger has become final and non-appealable. In addition, subject to compliance with certain terms of the Merger Agreement, (A) the Merger Agreement may be terminated by the Company (prior to obtaining the Requisite Stockholder Approval) in order to enter into a definitive agreement providing for a superior proposal and (B) the Merger Agreement may be terminated by Parent if the Company’s board of directors changes its recommendation.
If (i) the Merger Agreement is validly terminated by (A) Parent or the Company, if the Company Merger has not occurred by the Termination Date (provided that at the Termination Date (x) the Requisite Stockholder Approval has not been obtained or the Company stockholder meeting to approve the Merger has not been held prior to the Termination Date or (y) Parent has the right to terminate due to the Company’s uncured breach of its representations, warranties and covenants set forth in the Merger Agreement), (B) Parent or the Company, if the Company fails to obtain the Requisite Stockholder Approval or (C) Parent due to the Company’s uncured breach of its representations, warranties and covenants set forth in the Merger Agreement, (ii) prior to such termination, a third party publicly announces and (in the case of a termination at a time when the Company has failed to obtain the Requisite Stockholder Approval) does not withdraw a proposal for an alternative control transaction with the Company at least one business day before the Company fails to obtain the Requisite Stockholder Approval and (iii) within one year following such termination, the Company consummates or enters into a definitive agreement providing for an alternative control transaction that is subsequently consummated (or is terminated but a subsequent alternative control transaction is then consummated), the Company will be required to pay Parent a termination fee equal to $114.5 million (the “Company Termination Fee”). The Company is also required to pay the Company Termination Fee if (i) Parent terminates the Merger Agreement because the board of directors of the Company changes its recommendation regarding the Merger or (ii) if, prior to obtaining the Requisite Stockholder Approval, the Company terminates the Merger Agreement to enter into a definitive agreement providing for an alternative control transaction the board of directors of the Company deems to be superior to the Merger, if the Company has complied in all material respects with its non-solicitation covenant with respect to such superior proposal.
If the Merger Agreement is validly terminated by Parent or the Company (i) if any judgment, law or order prohibiting the Mergers in respect of, pursuant to or arising under any antitrust law has become final and non-appealable or because FERC has not yet issued an order authorizing the Merger or (ii) if the Company Merger has not occurred by the Termination Date and, in either case, at the time of such termination (A) any regulatory condition to Closing is not satisfied and (B) all other conditions to the obligations of Parent to consummate the Merger have been satisfied or waived, Parent will be required to pay the Company a termination fee equal to $327.2 million (the “Parent Termination Fee”).

Predecessor - Aria Energy LLC Financial Statements

Archaea determined that Aria is the predecessor to the Company due to the relative fair values of the Company and legacy operations Aria had compared to Archaea. As such, we have included Aria’s consolidated statements of operations and consolidated statements of comprehensive income for the periods from July 1 to September 14, 2021, and from January 1 to September 14, 2021 and consolidated statement of cash flows for the period from January 1 to September 14, 2021. See Archaea Energy Inc.’s “Note 4 - Business Combinations and Reverse Recapitalization” in the 2021 Annual Report for additional information.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Operations
(Unaudited)

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Revenues and Other Income
Energy revenue	$35,765	$120,250
Construction revenue	8	32
Amortization of intangibles and below-market contracts	(785)	(2,693)
Total Revenues and Other Income	34,988	117,589
Equity Investment Income, net	6,451	19,777
Cost of Sales
Cost of energy	15,175	56,291
Cost of other revenues	8	30
Depreciation, amortization and accretion	4,634	15,948
Total Cost of Sales	19,817	72,269
Gain on disposal of assets	—	(1,347)
General and administrative expenses	20,678	33,737
Operating Income	944	32,707
Other Income (Expense)
Interest expense, net	(2,053)	(10,729)
Gain (loss) on derivative contracts	574	1,129
Gain on extinguishment of debt	—	61,411
Other income	1	2
Total Other Income (Expense)	(1,478)	51,813
Net Income (Loss)	(534)	84,520
Net income attributable to noncontrolling interest	—	289
Net Income (Loss) Attributable to Controlling Interest	$(534)	$84,231

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statements of Comprehensive Income
(Unaudited)

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Net Income (Loss)	$(534)	$84,520
Other Comprehensive Income (Loss)
Net actuarial income	19	213
Other Comprehensive Income (Loss)	(515)	84,733
Comprehensive income attributable to noncontrolling interest	—	289
Comprehensive Income (Loss) Attributable to Controlling Interest	$(515)	$84,444

The accompanying notes are an integral part of these consolidated financial statements.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
Consolidated Statement of Cash Flows
(Unaudited)

(in thousands)	January 1 to September 14, 2021
Cash flows from operating activities
Net income	$84,520
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,948
Gain on disposal of assets	(1,573)
Amortization of debt origination costs	699
Amortization of intangibles and below-market contracts	859
Return on investment in equity method investments	19,518
Equity in earnings of equity method investments	(19,777)
Change in fair value of derivatives	(1,268)
Gain on extinguishment of debt	(61,411)
Net periodic postretirement benefit cost	106
Changes in operating assets and liabilities:
Accounts receivable	(4,728)
Inventory	(1,318)
Prepaid expenses and other assets	(143)
Other non-current assets	(196)
Trade accounts payable	478
Accrued and other current liabilities	19,231
Net cash provided by operating activities	50,945
Cash flows from investing activities
Purchase of property and equipment	(2,318)
Contributions to equity method investments	(8,430)
Net cash used in investing activities	(10,748)
Cash flows from financing activities
Payments on long-term debt	(49,551)
Net cash used in financing activities	(49,551)
Net decrease in cash and cash equivalents	(9,354)
Cash and cash equivalents – beginning of period	14,257
Cash and cash equivalents – end of period	$4,903
Supplemental cash flow information
Cash paid for interest	$5,940
Noncash investing activities
Accruals of property and equipment incurred but not yet paid	$25

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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables display Aria’s revenue by major source and by operating segment for the periods July 1 to September 14, 2021 and January 1 to September 14, 2021:

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
RNG, including RINs and LCFS credits	$28,125	$83,848
RNG O&M service	268	974
Power, including RECs	6,591	31,217
Power O&M service	781	4,211
Other	8	32
Total	$35,773	$120,282

Operating segments
RNG	$28,402	$84,853
Power	7,371	35,429
Total	$35,773	$120,282
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
The pre-tax net earnings associated with LESPH included in Aria’s consolidated statement of operations were $0.5 million for the period July 1 to September 14, 2021 and $67.6 million for the year-to-date period ended September 14, 2021.
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
Under the terms of the Mavrix, LLC Contribution Agreement dated September 30, 2017, Aria is required to make an earn-out payment to its joint venture partner holding the other 50% membership (in Mavrix) in an amount up to $9.55 million. As defined in the Contribution Agreement, the payment represents additional consideration for Aria’s equity interest in Mavrix, and the earn-out payment will be based on the performance of certain projects owned by Mavrix through the earn-out period which ends September 30, 2022. No earn-out payment is made until after the end of the earn-out period. Aria has estimated the earn-out payment to be $1.7 million at September 14, 2021 and has recorded the amount in other long-term liabilities.

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information on the equity method investments is as follows:

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Revenue	$25,223	$78,125
Net income	$13,237	$38,512
Aria’s share of net income	$6,451	$19,777
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
On April 6, 2020, Aria entered into an interest rate cap with a total notional amount of $110 million and an effective date of April 30, 2020. The cap agreement provides a fixed cap rate of 1.00% per annum related to the one-month LIBOR and has a termination date of May 31, 2022. The market value at September 14, 2021 was valued at zero and all associated fees with this transaction were recorded.

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Natural gas swap - unrealized gain	$574	$1,129
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

ARIA ENERGY LLC AND SUBSIDIARIES (Predecessor)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Net periodic benefit cost recognized in the consolidated statements of comprehensive income was as follows:

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Service cost	$8	$27
Interest cost	19	64
Amortization of prior service cost	2	8
Recognition of net actuarial loss	17	57
Net periodic benefit cost	$46	$156
NOTE 6 - Related Party Transactions - Predecessor
Sales are made to and services are purchased from entities and individuals affiliated through common ownership. Aria provides O&M services and administration and accounting services to their 50% owned joint ventures.
The following is a summary of transactions with these related parties:

(in thousands)	July 1 to September 14, 2021	January 1 to September 14, 2021
Sales of construction services	$8	$32
Sales of operations and maintenance services	$214	$1,215
Sales of administrative and other services	$25	$221
NOTE 7 - Segment Reporting - Predecessor

(in thousands)	RNG	Power	Corporate and Other	Total
For the period July 1 to September 14, 2021
Total revenue and other income	$27,668	$9,127	$(1,807)	$34,988
Net income (loss)	20,293	1,505	(22,332)	(534)
Depreciation, amortization and accretion	1,888	2,739	7	4,634
Interest expense	—	—	2,053	2,053
EBITDA	$22,181	$4,244	$(20,272)	$6,153

For the year-to-date period ended September 14, 2021
Total Revenue and other income	$82,338	$37,058	$(1,807)	$117,589
Net income (loss)	59,066	66,431	(40,977)	84,520
Depreciation, amortization and accretion	6,447	9,467	34	15,948
Interest expense	—	—	10,729	10,729
EBITDA	$65,513	$75,898	$(30,214)	$111,197

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
Overview
Archaea is one of the largest RNG producers in the U.S., with an industry-leading RNG platform primarily focused on capturing and converting waste emissions from landfills and livestock farms into low-carbon RNG and electricity. As of September 30, 2022, the Company owns, through wholly-owned entities or joint ventures, a diversified portfolio of 46 LFG recovery and processing projects across 20 states, including 13 operated projects that produce pipeline-quality RNG and 33 LFG to renewable electricity production facilities.
Archaea develops, designs, constructs, and operates RNG facilities. Archaea, through wholly-owned entities or joint ventures, has entered into long-term agreements with biogas site hosts which give us the rights to utilize gas produced at their sites and to construct and operate facilities on their sites to produce RNG and renewable electricity. Archaea has an extensive RNG development backlog for which gas rights agreements are currently in place, including planned optimizations of certain operating RNG facilities over time and opportunities to build new RNG facilities on sites with existing renewable electricity facilities and on greenfield sites.
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
We also earn revenue by selling RINs, which are generated when producing and selling RNG as transportation fuel. These RINs are able to be separated and sold independently from the RNG produced. When the RNG and RIN are sold on a bundled basis under the same contract, revenue is recognized when the RNG is produced and the RNG and associated RINs are transferred to a third party. The remaining RIN sales are under a combination of short-term spot price contracts and forward sold fixed-price contracts independent from RNG sales, and revenue is recognized upon transfer of control to a third-party customer which could be in the month of production or subsequent months based on the terms of the customer contracts. We also generate and sell LCFS credits at some of our RNG projects through off-take contracts similar to RINs. LCFS is state level program administered by the CARB. LCFS credits are generated when RNG is sold as vehicle fuel in California.
There is a general lag in the generation and sale of RINs and LCFS credits subsequent to a facility being placed into operation. While each new facility is eligible to register under the federal Renewable Fuel Standard (“RFS”) upon initial production and pipeline injection, Archaea has external parties certify its plants under the EPA’s voluntary Quality Assurance Plan (“QAP”) in order to maximize the value of its D3 RINs. The initial QAP review generally requires evaluation of up to 90 days of operational data prior to achieving Q-RIN status. Once registration is obtained from the EPA and Q-RIN status achieved, Archaea can generate qualified RINs. RINs are generated monthly for the previous month’s production; however, control may transfer and revenues may be recognized before the RINs are generated based on the terms of the customer contracts. Quarterly and annual reports are required to maintain RFS registration and Q-RIN status for each facility.

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
In addition, we hold interests in other entities that are accounted for using the equity method of accounting, including Mavrix, LLC, which owns and operates five separate RNG facilities, and Saturn Renewables, LLC, which owns gas rights at two landfills, both of which are included in the RNG segment, as well as the Sunshine electric project included in the Power segment. Additionally, the RNG segment includes the Lightning JV, a consolidated VIE.
Pending Merger
On October 16, 2022, the Company and Opco entered into the Merger Agreement with Parent, Merger Sub, and Opco Merger Sub, pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and Opco Merger Sub will be merged with and into Opco with Opco continuing as the surviving company and a wholly owned subsidiary of Parent.
As a result of the Merger, (i) at the Effective Time, each share of Class A Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Class A Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Delaware law) will automatically be converted into the right to receive the Per Share Price in cash, subject to applicable withholding taxes, and (ii) at the Opco Merger Effective Time, each Class A Opco Unit outstanding immediately prior to the Opco Merger Effective Time that is held by a holder other than the Company or any of its subsidiaries will automatically be converted into the right to receive the Per Share Price in cash, subject to applicable withholding taxes. Also, at the Effective Time, each share of Class B Common Stock will be automatically cancelled and extinguished without any conversion thereof or consideration paid therefor. In addition, immediately following the Opco Merger Effective Time, each of the Private Placement Warrants will be redeemed for cash in accordance with the terms of the Warrant Agreement, as amended in connection with the Company’s entry into the Merger Agreement.
The parties are targeting closing the Merger by the end of 2022, subject to customary closing conditions, including approval by the Company’s stockholders and receipt of regulatory approvals. Upon closing of the Merger, the Class A Common Stock will no longer be listed on any public market. See “Note 21 - Subsequent Events” in this Report for more information regarding the Merger.
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
The Aria Merger represents a business combination in which Aria was determined to be the acquired company. Due to Aria’s historical operations compared to Legacy Archaea and the relative fair values, Aria was determined to be the “Predecessor.” Aria’s consolidated statements of operations and consolidated statements of comprehensive income for the period from July 1 to September 14, 2021 and from January 1 to September 14, 2021 and Aria’s consolidated statement of cash flows for the period from January 1 to September 14, 2021 have been included in “Financial Statements” in Part 1, Item 1 of this Report to enhance comparability for readers.
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
•As a result of the Business Combinations, and subsequent acquisitions, joint ventures and other transactions, the Company has hired and will need to hire additional personnel and implement procedures and processes to address expanded facilities, as well as public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company that Legacy Archaea and Aria did not historically incur for, among other things, directors’ and officers’ liability insurance, director fees, share-based compensation, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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
Recent Events
INGENCO Acquisition
On April 26, 2022, a wholly owned subsidiary of the Company, Archaea Infrastructure, LLC, entered into a definitive purchase and sale agreement (the “INGENCO Purchase Agreement”) to purchase INGENCO, which owned 14 LFG to renewable electricity facilities. The consideration paid upon the July 2022 closing of the transaction was $230.5 million and was funded with cash on hand and borrowings under the Term Loan and Revolver. The acquisition includes a number of existing long-term gas rights agreements in place which increase the Company’s backlog of RNG development opportunities. See discussion in “Note 4 - Business Combinations and Reverse Recapitalization” in this Report.
Lightning JV Formation
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV to develop 39 RNG projects across the U.S. that will be located at various landfill sites owned or operated by Republic. The joint venture will develop and construct RNG facilities that will convert LFG into pipeline-quality RNG that can be used for a variety of applications.
Pursuant to the terms of the contribution agreement, dated May 4, 2022, a wholly owned subsidiary of the Company, Zeus Renewables LLC (“Zeus”), and a wholly owned subsidiary of Republic, Republic Services Renewable Energy, LLC (“Investco”), will contribute approximately $780 million and $300 million, respectively, over approximately five to six years in exchange for newly issued limited liability company interests of the Lightning JV (the “Lightning JV Membership Interests”), with Zeus and Investco holding 60% and 40%, respectively, of the outstanding Lightning JV Membership Interests. In July 2022, the Company made its initial capital contribution of $222.5 million to the Lightning JV, which was funded with borrowings under the Revolver, and Investco made its initial capital contribution of $88.5 million. Investco also contributed landfill gas rights with an estimated fair value of $184.2 million. Concurrent with and utilizing the initial capital contribution funding, the Lightning JV paid $37.9 million to acquire an additional site (“Fort Wayne”) located in Fort Wayne, Indiana. The purchase of Fort Wayne includes the landfill gas rights to a Republic-owned landfill site and a medium-BTU facility.
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
Results of Operations
Key Metrics
Management regularly reviews a number of operating metrics and financial measurements to evaluate our performance, measure our growth and make strategic decisions. In addition to traditional GAAP performance and liquidity measures, such as revenue, cost of sales, net income and cash provided by operating activities, we also consider MMBtu of RNG and MWh of electricity sold in evaluating our operating performance. Each of these metrics is discussed below under “Comparison of the Three and Nine Months Ended September 30, 2022 and 2021.”
Key Components of Results of Operations
See “Key Components of Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the 2021 Annual Report for information regarding the key components of our results of operations, which are revenue, cost of sales, general and administrative expenses and equity earnings.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following discussion pertains to the results of operations, financial condition, and changes in financial condition of the Successor. Legacy Archaea (the Successor) did not have operational RNG and Power assets until commercial RNG and Power operations commenced in the fiscal quarter ended June 30, 2021 and did not have significant revenues from operations until the acquisition of Aria. A majority of the Company’s revenues prior to March 31, 2021 were comprised of sales of customized pollution control equipment and maintenance agreement services. As such, to provide more meaningful comparisons, the following discussion also compares certain of the Company’s operating results for the three and nine months ended September 30, 2022 to the combined operating results of Legacy Archaea and Aria for the three and nine months ended September 30, 2021. Such combined information (which is referred to in this Report as “on a combined basis”) is the sum of the historical financial results of Legacy Archaea and Aria and does not include the impact of purchase accounting.
In this section, any increases or decreases “for the three and nine months ended September 30, 2022” refer to the comparison of the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021.
As noted above, Legacy Archaea did not have significant revenues from operations until the acquisition of Aria in September 2021. As such, any segment comparison would not be informative and has not been included for comparison purposes.

Volumes Sold

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
RNG Sold (MMBtu)(1)(2)	2,121,603	222,591	1,899,012	5,138,103	258,316	4,879,787
Electricity Sold (MWh)(1)(2)	243,581	70,988	172,593	533,988	118,835	415,153
_____________________________________________
(1) Volumes sold represent the consolidated Successor volumes only (excluding volumes sold by the Company’s equity method investments). On a combined basis, during the three and nine months ended September 30, 2021, the Company sold 1,101,247 MMBtu and 3,241,685 MMBtu of RNG, respectively, and 157,291 MWh and 408,587 MWh of electricity, respectively.
(2) Volumes sold exclude the Company’s equity method investments’ net volumes sold during the three and nine months ended September 30, 2022 of 296,454 MMBtu and 857,751 MMBtu of RNG, respectively, and 16,379 MWh and 50,358 MWh of electricity, respectively, and during both the three and nine months ended September 30, 2021 of 53,454 MMBtu of RNG and 3,151 MWh of electricity.
RNG volumes increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 on consolidated basis due to the acquisition of Aria, the commencement of commercial operations in April 2021 at our Boyd County RNG facility, and the commencement of commercial operations at our Assai facility in late December 2021. Megawatts sold increased for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 due to the purchase of the PEI Power assets in April 2021, the acquisition of Aria, the acquisition of additional LFG to renewable electricity facilities, and the July 2022 acquisition of INGENCO. The increase on a combined basis occurred due to the same factors discussed above, excluding the acquisition of Aria.
Set forth below is a summary of selected financial information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Revenues and other income	$104,993	$11,986	$93,007	$239,109	$18,768	$220,341
Costs of sales	83,334	13,235	70,099	188,771	19,678	169,093
Equity investment income, net	2,945	879	2,066	7,067	879	6,188
General and administrative expenses	30,478	11,889	18,589	75,714	22,933	52,781
Operating income (loss)	(5,874)	(12,259)	6,385	(18,309)	(22,964)	4,655
Other income (expense), net	(18,304)	(11,918)	(6,386)	(6,288)	(11,642)	5,354
Net income (loss)	$(24,235)	$(24,177)	$(58)	$(24,783)	$(34,606)	$9,823
Revenues and Other Income
Revenues and other income were approximately $105.0 million and $239.1 million for the three and nine months ended September 30, 2022, respectively, as compared to $12.0 million and $18.8 million for the three and nine months ended September 30, 2021, respectively, an increase of $93.0 million and $220.3 million, respectively. The increased revenues are primarily attributable to the acquisition of Aria resulting in a $53.3 million and $145.0 million increase for the three and nine months ended September 30, 2022, respectively, the strong market pricing of Environmental Attributes, natural gas and electricity, and the commencement of commercial operations at our Assai RNG facility, and other acquisitions made in late 2021 and 2022.
Revenues and other income increased on a combined basis for the three and nine months ended September 30, 2022 as compared to revenue and other income for the three and nine months ended September 30, 2021 primarily due to the strong market pricing of Environmental Attributes, natural gas and electricity, the commencement of commercial operations at our Assai RNG facility, and other acquisitions made in late 2021 and 2022.

Costs of sales increased by $70.1 million and $169.1 million for the three and nine months ended September 30, 2022, respectively, as compared to $13.2 million and $19.7 million for the three and nine months ended September 30, 2021, respectively, primarily due to the acquisition of Aria resulting in increases of $38.5 million and $108.5 million for the three and nine months ended September 30, 2022, respectively, the commencement of commercial operations at our Assai RNG facility, additional royalty and marketing expenses, and increased utility and gas costs.
Costs of sales on a combined basis increased for three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to operational costs at our Assai RNG facility following the commencement of operations, higher utility and gas prices, and higher royalty and marketing expenses, as well as increased depreciation and amortization expense as a result of those operations and the step-up in value of the Aria assets due to purchase accounting.

General and Administrative Expenses
General and administrative expenses were $30.5 million and $75.7 million for the three and nine months ended September 30, 2022, respectively, an increase of $18.6 million and $52.8 million compared to the three and nine months ended September 30, 2021, respectively. The increase is primarily due to higher employee costs, including share-based compensation expenses, associated with higher headcount and contractors and consultants costs as our business has expanded and we became a public company. Additionally, expenses for the three months ended September 30, 2022 include $10.7 million for non-recurring legal and professional fees and other non-recurring costs primarily associated with the Merger, the formation of the Lightning JV and the acquisition of INGENCO, and expenses for the nine months ended September 30, 2022 include $9.5 million in severance related costs, including accelerated share-based compensation expense, and $17.0 million related to non-recurring legal and professional fees associated with the executive transition, the Ares Secondary Offering, the Merger, the formation of the Lightning JV, and the acquisition of INGENCO. As part of the Merger, the Company expects to incur material non-recurring expenses, including banker fees and legal fees.
Other Income (Expense)
Other expense was $18.3 million and $6.3 million for the three and nine months ended September 30, 2022, respectively, as compared to other expense of $11.9 million and $11.6 million for the three and nine months ended September 30, 2021, respectively, primarily due to the warrant liabilities increase in fair value resulting in loss of $10.7 million for the three months ended September 30, 2022 and a net decrease in fair value resulting in a net gain of $2.3 million for the nine months ended September 30, 2022, compared with a $10.5 million loss due to the increase in fair value during both the three and nine months ended September 30, 2021, and due to the interest rate swap gains in fair value of $2.8 million and $7.4 million for the three and nine months ended September 30, 2022, respectively. In addition, interest expense increased by $9.0 million and $15.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to increased borrowings.
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

During the three months ended September 30, 2022, we borrowed a total of $345.0 million under the Revolver to provide funding for acquisitions, ongoing operations and capital expenditures and funding of the Lightning JV. As of September 30, 2022, we had the cash balance described in the paragraph below and approximately $921.5 million of outstanding indebtedness, including $397.5 million of outstanding borrowings under the Term Loan and $129.0 million outstanding on our Assai Notes (as defined below). We also had $278.9 million of available borrowing capacity under the Revolver as of September 30, 2022. We expect the Revolver along with the Company’s other existing sources of liquidity will be sufficient to fund the Company’s development capital needs for the foreseeable future, including capital expenditures related to the Lightning JV, projects related to INGENCO, and core development projects, thereby eliminating the need for additional external capital in the near-term based on the Company’s current development plans and backlog.
On October 16, 2022, we entered into the Merger Agreement, pursuant to which, among other things, we have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Parent’s consent, including acquiring businesses and disposing of significant assets and incurring expenditures above specified thresholds. We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Cash
As of September 30, 2022, the Company had $299.5 million of unrestricted cash and cash equivalent including cash of $191.4 million of the Lightning JV VIE, which is expected to provide ample liquidity to fund our current operations, the Lightning JV current operations, and a portion of our near-term development projects. As of September 30, 2022, we also had $19.2 million of restricted cash primarily for permitted payments and required reserves related to the Assai RNG facility, including future principal and interest payments for the Assai Notes. During the nine months ended September 30, 2022, the Company received a total of $22.9 million in distributions from restricted cash.
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
As of September 30, 2022, the Company had outstanding borrowings under the Term Loan of $397.5 million at an effective interest rate of 5.88% and had outstanding borrowings under the Revolver of $395.0 million at an effective interest rate of 5.46%. As of September 30, 2022, the Company had issued letters of credit under the Credit Facilities of $26.1 million, and thus reducing the borrowing capacity of the Revolver to $278.9 million. Under the Company’s 2022 capital expenditure budget, we expect to utilize a portion of available capacity under the Revolver to fund our near-term development projects.

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

Summarized Cash Flows for the Nine Months Ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash provided by (used in) operating activities	$77,157	$(54,710)
Cash used in investing activities	$(499,889)	$(587,372)
Cash provided by financing activities	$648,358	$811,386
Net increase in cash, cash equivalents and restricted cash	$225,626	$169,304
Cash Provided by (Used in) Operating Activities
The Company generates cash from revenues and uses cash in its operating activities and for general and administrative expenses.
Total cash provided by operating activities increased by $131.9 million for the nine months ended September 30, 2022, which was primarily related to higher revenues, offset in part by higher cost of energy associated with the increased level of operations and higher general and administrative expenses due to increases in employee costs as we continue to build our business. Changes in other working capital accounts were approximately $42.5 million and related to the timing of revenue receipts and increases in accounts payable and accrued liability balances.
Cash Used in Investing Activities
We continue to have significant cash outflows for investing activities as we expand our business, make acquisitions, and develop projects. Total cash used in investing activities was $499.9 million for the nine months ended September 30, 2022. We spent $225.9 million on development activities and $274.6 million, net of cash acquired, primarily related to the acquisition of INGENCO, Ft. Wayne and other landfill gas right assets. Development activities in the nine months ended September 30, 2022 are related to supply chain purchases, deposits on long-lead items, and construction and optimization at our various plants, including additional costs at Assai. We also made contributions to equity method investments totaling $10.8 million and received return of investment in equity method investments of $9.5 million.
Cash used in investing activities of $587.4 million for the nine months ended September 30, 2021 was primarily attributable to $463.3 million related to the acquisition of Aria, $31.5 million related to acquisition of PEI Power LLC, and approximately $88.4 million acquiring biogas rights and construction at the Assai and Boyd County production facilities.
Cash Provided by Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2022 is primarily attributable to additional funding under the Term Loan and Revolver of $573.8 million, net of issuance costs, and cash contributions from the Lightning JV noncontrolling interest owner of $88.5 million, offset by scheduled repayments of long-term debt of $9.6 million.
Cash provided by financing activities of $811.4 million for the nine months ended September 30, 2021 was comprised primarily of proceeds from the Business Combinations, including the PIPE Financing and proceeds from the RAC trust account, and borrowings from long-term debt under the Assai Notes and borrowings under the Company’s line of credit agreement, offset by certain debt repayments.
Material Cash Requirements
The Company has various long-term contractual commitments pertaining to certain of its biogas rights agreements that include annual minimum royalty and landfill gas rights payments. Annual minimum royalty and landfill gas rights payments generally begin when production commences and continue through the period of operations. As of September 30, 2022, the expected annual minimum royalty and landfill gas rights payments are approximately $8.5 million, and the annual commitment will increase as production commences from new facilities under development with biogas rights agreements that include minimum payment terms.
The Company has purchase commitments related to construction services and equipment purchases for the development and upgrade of facilities of $364.5 million as of September 30, 2022, with expected cash payments of $51.7 million in the remainder of 2022 and $312.8 million in 2023 and beyond.
On May 5, 2022, the Company and Republic announced the formation of the Lightning JV. The Company and Republic have agreed to contribute to the Lightning JV approximately $780 million and $300 million, respectively, over approximately five to six years. On July 5, 2022, the Company made its initial capital contribution of $222.5 million. Contributions to the Lightning JV are subject to annual budget approval by the Lightning JV’s board of directors and are further subject to adjustment based on actual amounts spent by the Lightning JV through the completion of development of RNG projects. The Company’s required 2023 capital contribution of $174.3 million, subject to adjustment as discussed above, is payable on or before January 31, 2023.
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
ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report based on the material weakness in our internal control over financial reporting described below.
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
We performed additional analysis and procedures with respect to accounts impacted by the material weakness in order to conclude that our consolidated financial statements in this Report, and for the three and nine months ended September 30, 2022 and 2021, are fairly presented, in all material respects, in accordance with GAAP.
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
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On October 16, 2022, the Company and Opco entered into the Merger Agreement with Parent, Merger Sub, and Opco Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent, and Opco Merger Sub will be merged with and into Opco with Opco continuing as the surviving company and a wholly owned subsidiary of Parent The transaction is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Common Stock, (ii) the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) approvals and clearances by FERC and (iv) other customary conditions for a transaction of this type, such as the absence of any legal restraint prohibiting the consummation of the Merger and the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and
•other developments beyond our control.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the Merger Agreement by our stockholders;
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger;
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Parent not to close the Merger; and
•changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of the Class A Common Stock reflects an assumption that the Merger will be completed, the price of the Class A Common Stock could decrease if the Merger is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•the requirement that we pay a termination fee if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Company’s board of directors withdraws its recommendation in favor of the Merger.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, the Class A Common Stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
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
Moreover, the Lightning JV, like joint ventures generally, could impair our operating flexibility and subject us to risks not present in investments that do not involve co-ownership. The Lightning JV LLC Agreement allows Republic, in certain circumstances, to terminate its master landfill gas development agreement with the Lightning JV, which, among other things, governs the grant by Republic of landfill gas and real property rights at its landfills to the Lightning JV. The Lightning JV LLC Agreement also allows Republic to terminate an individual LFG project of the Lightning JV in certain circumstances, including the failure of the LFG project to complete project milestones or commence commercial operations within the agreed-upon timeframe or satisfy certain other commercial obligations. We may also be liable for liquidated damages under the master engineering, procurement and construction agreement between the Lightning JV and Archaea Operating LLC for failure to meet specified commercial operations dates or operating metrics. Furthermore, the Lightning JV may establish separate financing arrangements that contain restrictive covenants that may limit or restrict the entity’s ability to make cash distributions to the members of the Lightning JV under certain circumstances. Additionally, from time to time, the Lightning JV may be involved in disputes or legal proceedings which may negatively affect the Lightning JV or our investment. See “Risk Factors—Risks Related to the Business and Industry of the Company—We currently own, and in the future may acquire, certain assets through joint ventures. As operating partner for some of our joint venture projects, we are exposed to counterparty credit risk, and as non-operating partner for other joint venture projects, we have limited control over management decisions and our interests in such assets may be subject to transfer or other related restrictions.” in Part I, Item 1A in the 2021 Annual Report for additional risks associated with joint ventures.
Effective December 31, 2022, unless the Merger is completed prior to such date, we will be a large accelerated filer and no longer qualify as a smaller reporting company or emerging growth company, which will increase our costs and demands on management.
Based on the Company's aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022, the Company will become a “large accelerated filer” and lose smaller reporting company and emerging growth company status on December 31, 2022 (unless the Merger is completed prior to such date). Due to this upcoming transition (unless the Merger is completed prior to December 31, 2022), we are devoting significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company and emerging growth company status, diverting such time from the day-to-day conduct of our business operations. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company and an emerging growth company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. However, we may no longer avail ourselves of this exemption when we become a large accelerated filer and our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A Common Stock.
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

2.7+
Agreement and Plan of Merger, dated as of October 16, 2022, by and among BP Products North America Inc., Condor RTM Inc., Condor RTM LLC, LFG Acquisition Holdings LLC and Archaea Energy Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 17, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2021).
10.1#	Archaea Energy Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022).
10.2#
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

ARCHAEA ENERGY INC.
Date: November 10, 2022	By:	/s/ Brian McCarthy
Brian McCarthy
Chief Financial Officer (Principal Financial Officer)